Form 10-Q
period 1995-03-31
BOOLE & BABBAGE INC
filed 1995-05-12
CIK 734394

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 1995
                                ------------------
                                       OR

[      ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -------------

Commission File Number    0-132-58
                       -------------

                              BOOLE & BABBAGE, INC.
                 ----------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                       94- 1651571
- - - - -------------------------------                       -----------------
(State or other jurisdiction of                        (I.R.S. Employer
 Incorporation or organization)                       Identification No.)


                3131 ZANKER ROAD, SAN JOSE, CALIFORNIA 95134-1933
                -------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone number, including area code:  408-526-3000
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X    No
                            -----     -----

7,092,753 shares of common stock of the Registrant were outstanding as of April 30, 1995.



                               BOOLE & BABBAGE, INC.
                            Consolidated Balance Sheets
                        (Amounts in thousands except shares)
                             (March 31, 1995 unaudited)



                                                                                                     March 31,         September 30,
                                                                                                        1995                1994
                                                                                                     ---------         ------------
Assets
Current assets:
    Cash and cash equivalents ............................................................           $  41,658            $  34,019
    Accounts receivable, net .............................................................              22,926               23,180
    Installment and other receivables, net ...............................................              19,214               18,251
    Deferred tax assets ..................................................................               5,054                4,959
    Prepaid expenses and other current assets ............................................               4,199                3,199
                                                                                                     ---------            ---------
         Total current assets ............................................................              93,051               83,608

Purchased and internally developed software, net .........................................              13,273               14,276
Equipment, furniture and leasehold improvements, net .....................................               8,174                8,506
Long term installment and other receivables ..............................................              25,650               20,011
Long term deferred tax assets ............................................................               2,301                2,284
Costs in excess of net assets of purchased businesses, net ...............................                 700                  713
Other assets .............................................................................               1,671                2,228
                                                                                                     ---------            ---------
          Total assets ...................................................................           $ 144,820            $ 131,626
                                                                                                     =========            =========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable ....................................................................           $   5,997            $   6,762
     Accrued payroll expense .............................................................               6,247                6,603
     Other accrued liabilities ...........................................................              18,285               16,835
     Notes payable due within one year ...................................................                 965                1,171
     Capital lease obligations due within one year .......................................               1,892                2,045
     Deferred maintenance revenue ........................................................              38,219               34,174
                                                                                                     ---------            ---------
         Total current liabilities .......................................................              71,605               67,590

Notes payable due after one year .........................................................                 906                1,177
Capital lease obligations due after one year .............................................               1,047                1,903
Deferred maintenance revenue due after one year ..........................................              14,566               12,731


Minority interest ........................................................................                --                     61


Stockholders' equity:
     Preferred stock, 2,000,000 shares authorized, $.001 par value, ......................                --                   --
     Common stock, $.001 par value, authorized--15,000,000 shares;
         issued 7,502,495 (7,368,378 at September 30, 1994) ..............................                   7                    7
     Additional paid-in capital ..........................................................              25,152               23,844
     Retained earnings ...................................................................              35,592               28,724
     Unrealized (loss) gain on marketable securities .....................................                (270)                 170
     Foreign currency translation adjustment .............................................                 700                  (96)
     Less treasury stock, 455,550 shares, at cost ........................................              (4,485)              (4,485)
                                                                                                     ---------            ---------
         Total stockholders' equity ......................................................              56,696               48,164
                                                                                                     ---------            ---------
         Total liabilities and stockholders' equity ......................................           $ 144,820            $ 131,626
                                                                                                     =========            =========


See accompanying notes.




                              BOOLE & BABBAGE, INC.
                        Consolidated Statements of Income
               (Amounts in thousands, except net income per share)
                                   (Unaudited)




                                                                         Three Months Ended                    Six Months Ended
                                                                             March 31,                             March 31,
                                                                       ------------------------            -------------------------
                                                                        1995              1994              1995              1994
                                                                       -------           -------           -------           -------
Revenue:
     Product licensing .....................................           $19,095           $15,583           $39,485           $30,545
     Maintenance fees ......................................            17,397            15,843            34,606            31,250
     Services and other ....................................               761               597             1,735             1,345
                                                                       -------           -------           -------           -------
           Total revenue ...................................            37,253            32,023            75,826            63,140
                                                                       -------           -------           -------           -------
Costs and expenses:
     Cost of sales .........................................             5,252             4,257            10,707             8,621
     Product development and support .......................             5,900             6,151            11,567            11,899
     Sales and marketing ...................................            18,255            14,827            37,244            28,828
     General and administrative ............................             3,792             3,477             8,083             7,142
                                                                       -------           -------           -------           -------
           Total costs and expenses ........................            33,199            28,712            67,601            56,490
                                                                       -------           -------           -------           -------

           Operating income ................................             4,054             3,311             8,225             6,650
                                                                       -------           -------           -------           -------

Interest and other income, net .............................             1,116               685             1,747               691

Income before provision for income taxes ...................             5,170             3,996             9,972             7,341

Provision for income taxes .................................             1,600             1,240             3,090             2,275
                                                                       -------           -------           -------           -------

Net income .................................................           $ 3,570           $ 2,756           $ 6,882           $ 5,066
                                                                       =======           =======           =======           =======

Net income per share .......................................           $  0.46           $  0.39           $  0.90           $  0.71
                                                                       =======           =======           =======           =======

Shares used in per share calculations ......................             7,700             7,110             7,615             7,100
                                                                       =======           =======           =======           =======



See accompanying notes.





                              BOOLE & BABBAGE, INC.
                      Consolidated Statements of Cash Flows
                       (Amounts in thousands) (Unaudited)


                                                                                                            Six Months Ended
                                                                                                                March 31,
                                                                                                       -----------------------------
                                                                                                          1995               1994
                                                                                                       ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...............................................................................           $  6,882            $  5,066
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, amortization and write-off of capitalized software .....................              4,804               4,223
      Stock issued under compensatory stock plans ..........................................                 62                  76
      Minority interest ....................................................................                (61)               --
      Changes in operating assets and liabilities:
         Accounts receivable and installment and other receivables .........................             (5,164)             (9,289)
         Prepaid expenses and other assets .................................................               (735)                552
         Accounts payable and accrued expenses .............................................               (236)              5,212
         Deferred maintenance revenue ......................................................              5,049                (580)
                                                                                                       ---------           ---------
   Net cash provided by operating activities ...............................................             10,601               5,260
                                                                                                       ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in minority interests ......................................................                (29)               (150)
    Purchases of equipment, furniture and leasehold improvements ...........................             (1,796)             (1,148)
    Payments for purchased and internally developed software ...............................             (1,504)             (1,563)
                                                                                                       ---------           ---------
   Net cash used for investing activities ..................................................             (3,329)             (2,861)
                                                                                                       ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .................................................              1,246               1,318
    Treasury stock purchase ................................................................               --                  (705)
    Payments on notes payable ..............................................................               (491)               (964)
    Payments on capital leases .............................................................             (1,010)             (1,023)
                                                                                                       ---------           ---------
   Net cash used by financing activities ...................................................               (255)             (1,374)
                                                                                                       ---------           ---------
Effect of exchange rate changes on cash ....................................................                622                 114
                                                                                                       ---------           ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................................              7,639               1,139

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD ............................................             34,019              23,726
                                                                                                       ---------           ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD ..................................................           $ 41,658            $ 24,865
                                                                                                       =========           =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Interest ..............................................................................           $    588            $    866
     Income taxes, net of refunds ..........................................................           $  1,247            $  1,226




See accompanying notes.



                              BOOLE & BABBAGE, INC.

                                      INDEX

Part I        FINANCIAL INFORMATION                                     Page No.

  Item 1.        FINANCIAL STATEMENTS
                 Consolidated Balance Sheets
                   March 31, 1995 and September 30, 1994                      1

                 Consolidated Statements of Income
                   Three and Six Months Ended March 31, 1995 and 1994         2

                 Consolidated Statements of Cash Flows
                   Six Months Ended March 31, 1995 and 1994                   3

                 Notes to Consolidated Financial Statements                   4


  Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND  RESULTS
                  OF OPERATIONS
                    Six Months Ended March 31, 1995, and 1994
                    Three Months Ended March 31, 1995 and 1994             5-11


Part II       OTHER INFORMATION

  Item 4.        SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS                                          12

  Item 6.        EXHIBITS AND REPORTS ON FORM 8-K


Signatures                                                                   13

                              BOOLE & BABBAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements include the accounts of all subsidiaries after the elimination of all significant inter-company items and transactions.

     A summary of the significant accounting policies of the Company is included in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended September 30, 1994. These consolidated financial statements should be read in conjunction with those notes.

     The consolidated financial information at March 31, 1995 and for the three and six-month periods ended March 31, 1995 and 1994 is unaudited. The statements in this report include all adjustments of a normal recurring nature. In the opinion of management, these adjustments are necessary for a fair statement of the interim results for the periods presented. The interim results are not necessarily indicative of the results for the full year.

2.   Net Income Per Share

     Net income per common share is computed by adding to the weighted average number of common shares outstanding during the period the number of dilutive common shares that would be issuable upon the exercise of outstanding options using the treasury stock method of computation. Fully diluted net income per share is not disclosed because it is not materially different from primary net income per share.


(Amounts in thousands, except                 3 mos                 6 mos
net income per share)                     ended March 31,       ended March 31,
                                         -----------------     ----------------
                                          1995       1994       1995       1994
                                          ----       ----       ----       ----
  Primary:
  Common shares outstanding ........      7,025      6,605      7,000      6,560
  Employee stock option plans ......        675        505        615        540
                                         ------     ------     ------     ------
                                          7,700      7,110      7,615      7,100
                                         ======     ======     ======     ======

  Net income .......................     $3,570     $2,756     $6,882     $5,066
                                         ======     ======     ======     ======
  Net income per share .............     $  .46     $  .39     $  .90     $  .71
                                         ======     ======     ======     ======

3.   Contingencies

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material adverse effect on the Company's financial position or results of operations.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: SIX MONTHS ENDED MARCH 31, 1995

REVENUES:

The Company derives its revenues primarily from the licensing of computer software programs and the sales of software maintenance services. The Company also generates revenue from computer services and other sources, although to a much lesser degree. Total revenue for the six months ended March 31, 1995 increased over the same period in the prior year by 20.1%.


                                               % of Revenues
                                           ----------------------   Year-to-Year
                                            1995           1994      % Change
                                           -------        -------    --------
Product licensing ..................         52.1%          48.4%      29.3%
Maintenance fees ...................         45.6%          49.5%      10.7%
Services and other .................          2.3%           2.1%      29.0%
                                            ------         ------      -----
    Total ..........................        100.0%         100.0%      20.1%
                                            ======         ======      =====

PRODUCT LICENSING:

The Company licenses its products to customers for use on their computer systems. Product licensing accounted for 52.1% or $39,485,000 of total revenue in 1995, compared to 48.4% or $30,545,000 in 1994 and increased by 29.3% in 1995 compared to 1994. As is common in the industry, more than 50% of the Company's license revenue is derived from transactions that close in the last month of a quarter, which can make quarterly revenues difficult to forecast. And, since operating expenses are relatively fixed, failure to achieve projected revenues could materially and adversely affect the Company's operating results. This, in turn, could result in an immediate and adverse effect on the market price of the Company's stock.

PRODUCTS:

The product area with the highest growth rate in 1995 was the client/server group which grew by 52% and comprised 10.8% of the total licensing revenue. The Company anticipates that this group will continue to show high growth rates for the remainder of fiscal 1995 as new products such as Ensign and Stage3 begin to produce greater revenue. However, these two new products have taken longer to rollout than originally planned and the Company competes with certain firms who have greater resources along with products already in the marketplace. In addition, the Company is dependent on the client/server market developing at a rapid rate despite recent reports by industry analysts that implementation of client/server networks may be more expensive and time-consuming than users had anticipated, which could potentially slow the growth of the market. Due to these factors, there can be no assurances that these new products will achieve significant market acceptance or competitive success and thus contribute to revenue growth.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company currently derives approximately 90% of its licensing revenue from mainframe-based technology. Plex products, which grew 8% in 1995, enable customers to handle large groups of computer processors, particularly the new parallel processing machines recently introduced by IBM. The Company's licensing growth rates could be materially and adversely impacted if these new parallel processors do not gain significant market acceptance and customer spending shifts away from traditional mainframes to technology platforms where the Company does not have significant product acceptance. Traditional mainframe products grew 37% principally as a result of built-up demand for mainframes combined with customer budget years ending in December along with the beginning of new budget years in January, both of which tended to make funds available for higher levels of customer purchases, including several larger deals, in the first half of 1995. Management does not expect the growth rate to be this high on traditional mainframe products in the future.

MARKETS:

                                             % of Licensing
                                          ----------------------    Year-to-Year
                                           1995            1994        % Change
                                           ----            ----        --------
Domestic ........................          31.5%           35.9%          13.6%
International ...................          68.5%           64.1%          38.0%
                                          ------          ------          -----
                                          100.0%          100.0%          29.3%
                                          ======          ======          =====

Domestic:

Domestic licensing revenues grew 13.6% in 1995, as the field sales force and telesales group both produced solid growth, particularly from the traditional mainframe products. For growth to continue in this market, the Company is dependent on increased productivity from both the field sales force and the telesales group.

International:

In 1995 the Company's revenues from its international operations, comprised of foreign subsidiaries and marketing agents, increased 38.0% due to the economic recovery in Europe and continued growth in the Far East, particularly in Japan. Without the effect of favorable currency rate changes, international licensing grew 26.4% in 1995. Since the majority of new license revenue is derived from international markets, the Company's operations and financial results could be significantly and adversely affected by international factors such as changes in currency exchange rates and specific countries' political and economic circumstances. The Company has implemented an economic hedging program to attempt to reduce its exposure to currency fluctuations for a portion

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of its anticipated intercompany royalty transactions for the next five quarters. As a result of this strategy, the Company has recognized less benefit from continued weakness in the U.S. dollar than if no hedging programs were undertaken.

For growth to continue in both of the above markets, the Company is dependent on the traditional mainframe products remaining relatively stable with overall growth resulting from the plex and client/server groups achieving higher growth rates than shown in the first half of the year. The Company is also dependent on closing larger-size transactions as have occurred in the first half of this year.

MAINTENANCE FEES:

Maintenance revenue is generated from services the Company provides including technical support, product enhancements, system updates and user documentation. Maintenance revenue also includes the first year of maintenance services which is included in the initial charge when the Company licenses its software products under a long-term agreement. Thereafter on each anniversary date of the license, the customer may elect to renew its maintenance contract with the Company. Customers may also elect to purchase advance maintenance at the time of product licensing for maintenance periods beyond the first year.

Maintenance revenue grew 10.7% in 1995 and accounted for 45.6% and 49.5% of total revenues in 1995 and 1994, respectively, Without the effect of currency rate changes, maintenance revenue grew 5.8%. This increase is mainly the result of increased product licensing in the previous year combined with high renewal rates but reduced by higher discounts granted on multiple-year maintenance packages purchased by customers.

The Company anticipates that maintenance revenues in fiscal 1995 will continue to increase due to the higher license revenue growth in 1994, although it will be negatively impacted by reduced revenue associated with site consolidations, non-CPU specific pricing and multiple-year maintenance package discounts. In addition, to produce maintenance revenue increases, the Company must continue to generate new product licensing revenues and continue to provide high quality maintenance support and upgrades.

SERVICES AND OTHER:

Revenue derived from computer services, educational services and other comprised 2.3% and 2.1% of total revenues for 1995 and 1994, respectively. The increase of 29.0% is attributable primarily to more international consulting revenue partially offset by decreased computer service revenue as this service is no longer actively marketed.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES:

                                                  % of Revenues
                                                ------------------  Year-to-Year
                                                  1995       1994      % Change
                                                 -----       ----      --------
Cost of sales .............................      14.1%       13.7%       24.2%
Product development and support ...........      15.3%       18.8%       (2.8%)
Sales and marketing .......................      49.1%       45.7%       29.2%
General and administrative ................      10.7%       11.3%       13.2%
                                                 -----       -----       -----
    Total .................................      89.2%       89.5%       19.7%
                                                 =====       =====       =====

COST OF SALES:

Cost of sales consists primarily of royalties paid to independent software authors, amortization of purchased and internally developed software, the cost of hardware associated with sales of client/server products and costs related to operating the computer services division. Cost of sales increased by 24.2% in 1995 and represented 14.1% and 13.7% of revenues for 1995 and 1994, respectively. Without the effect of currency rate changes, the increase would be 17.9%. The increase in 1995 is primarily attributable to increased royalties on higher third-party revenue in Europe and Japan which was partially offset by lower royalties owed to one of the third-party vendors. This decrease resulted from a new contract with that vendor which significantly reduced the royalty rate on maintenance billings through fiscal 1996. Higher costs related to increased consulting revenue and software amortization were offset by lower cost of sales due to decreased hardware sales and computer services revenue. In general, the relationship of cost of sales to revenue will fluctuate due primarily to changes in revenue mix, royalty agreements and amortization of capitalized software.

PRODUCT DEVELOPMENT AND SUPPORT:

Product development and support costs decreased by 2.8% in 1995 and represented 15.3% and 18.8% of revenues for 1995 and 1994, respectively. The decrease in 1995 is primarily attributable to lower personnel costs domestically as certain replacement headcount positions have not yet been filled and lower outside consulting costs worldwide which were offset by higher costs related to staff increases from the Sysnet a.s. acquisition in April 1994. The Company capitalizes certain development costs in accordance with Statement of Financial Accounting Standard No. 86 ("FAS 86"). To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the products. Product development and support expenses may fluctuate annually depending in part upon the number and status of internal software development projects.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND MARKETING:

Sales and marketing expenses increased by 29.2% and represented 49.1% of revenues in 1995 compared to 45.7% in 1994. Without the effect of currency rate charges, the increase would be 23.9%. Most of the increase in 1995 is due to higher personnel and marketing costs and increased commission expense on increased product licensing. Commission rates were comparable to those in 1994. North America and Europe had higher personnel costs as sales force headcount was increased in both channels. 1995 has the additional costs of the Company's Japanese subsidiary which started sales operations in the third quarter of 1994.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses increased 13.2% in 1995 and represented 10.7% and 11.3% of revenues for 1995 and 1994. Without the effect of currency rate changes general and administrative expenses would have increased 9.7%. In 1995, increases in personnel related costs and bad debt provision were partially offset by charges in 1994 related to the transfer of certain client/server product operations from Mt. Laurel, NJ to San Jose, CA.

INTEREST AND OTHER INCOME, NET:

Interest and other income consists principally of interest income, interest expense, and currency gain or loss. The increase in 1995 over 1994 is mainly comprised of additional net interest income as a result of higher average cash balances, higher market interest rates, increased installment receivables and $288,000 related to a refund from the Internal Revenue Service received during the second quarter of 1995.

INCOME TAXES:

The effective tax rate was 31.0% for 1995 and 1994. The Company is currently evaluating certain tax planning mechanisms that could slightly lower the rate for the full fiscal year. The Company's effective tax rate differs from the federal statuary rate due primarily to permanently invested earnings of foreign subsidiaries being taxed at rates lower than the federal statutory rate. Management believes future taxable income will be sufficient to realize the tax benefit of the net deferred tax asset of $7,355,000.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The significant sources of cash during 1995 include cash provided by operating activities of $10,601,000; the exercise of employee stock options of $821,000; and stock purchases through the Employee Stock Purchase Plan of $425,000. The significant uses of cash during 1995 include $1,796,000 for purchases of furniture, equipment and leasehold improvements; $1,504,000 for internally developed capitalized software; $1,010,000 for payments on capital leases; and $491,000 for payments on notes payable. Included in cash is a $1,600,000 certificate of deposit pledged as collateral for the lease financing of certain computer equipment. Management believes cash flows from operations and existing cash resources will be adequate to meet its working capital requirements for the foreseeable future.

RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 1995

Many of the same explanations and variances from the six month results discussion also apply to the second quarter results, and therefore, are not repeated here. A summary is provided as follows:

REVENUES:

Revenue for the three months ended March 31, 1995 increased 16.3% to $37,253,000 compared to $32,023,000 for the same quarter in fiscal 1994.

Revenue mix/growth:                               % of Revenue
                                           ----------------------   Year-to-Year
                                             1995          1994        % Change
                                            ------         ------         -----
Product licensing ..................         51.3%          48.7%         22.5%
Maintenance fees ...................         46.7%          49.5%          9.8%
Services and other .................          2.0%           1.9%         27.5%
                                            ------         ------         -----
    Total ..........................        100.0%         100.0%         16.3%
                                            ======         ======         =====

Licensing mix/growth:                        % of Licensing
                                         -------------------------  Year-to-Year
                                          1995            1994         % Change
                                         ------          ------          -----
Domestic .......................          26.6%           35.3%          (7.7%)
International ..................          73.4%           64.7%          39.1%
                                         ------          ------          -----
    Total ......................         100.0%          100.0%          22.5%
                                         ======          ======          =====

Without the effect of currency rate changes, international licensing growth would have been 25.2%. The decrease domestically resulted from declines in both the field and telesales group. The increase internationally resulted from strong growth in the

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company's subsidiary operations, particularly Japan, offset slightly by a decrease in sales through marketing agents. From a product perspective, the traditional mainframe products grew by 30% while the plex product group declined 11% and the client/server group grew by 55%.

COSTS AND EXPENSES

                                                   % of Revenue
                                                 -----------------  Year-to-Year
                                                 1995        1994      % Change
                                                 -----       -----       -----
Cost of sales .............................      14.1%       13.3%       23.4%
Product development and support ...........      15.8%       19.2%       (4.1)%
Sales and marketing .......................      49.0%       46.3%       23.1%
General and administrative ................      10.2%       10.9%        9.1%
                                                 -----       -----       -----
    Total .................................      89.1%       89.7%       15.6%
                                                 =====       =====       =====

Cost of sales increase was 23.4% for the quarter compared to 24.2% for six months primarily due to higher costs of hardware sales more than offset by the new third party vendor contract effective the second quarter of 1995. This contract, which covers sales in Europe, results in a lower royalty rate on maintenance billings for certain third party products. Without the effect of currency exchange rates, cost of sales would have increased 16.1% for the quarter.

Product development and support decreased 4.1% for the quarter versus 2.8% for six months as a result of decreased personnel costs in the United States in the second quarter. The Company anticpates that costs in this area will increase during the remainder of fiscal 1995 due to open headcount positions being filled along with the incremental expenses associated with a new CMOS-based mainframe added in April 1995.

Sales and marketing increased 23.1% for the quarter and 29.2% for six months and are a function of increases in product licensing of 22.5% and 29.3% for the quarter and six months, respectively. Without the effect of currency rate changes, the increase for the quarter was 17.4%.

General and administrative increased 9.1% for the quarter compared to 13.2% for six months due to lower increases in personnel cost, bad debt expense and professional fees in the second quarter.Without the effect of currency rate changes, the increase for the quarter was 5.3%.

BOOLE & BABBAGE, INC.

                           PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Boole & Babbage, Inc. was held on February 16, 1995, for the purpose of electing two people to the Company's Board of Directors to serve a three-year term expiring on the date of the Company's 1998 annual meeting of stockholders, to approve amendments to the Company's 1986 stock option plans to increase the aggregate number of shares available for issuance under the plans and to ratify the selection of Ernst & Young LLP as the Company's independent auditors for the next fiscal year. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Terry R. McGowan was elected to the board of directors for a three-year term with 6,088,809 votes "FOR" and 190,476 votes "WITHHELD."

Carl H. Reynolds was elected to the board of directors for a three-year term with 6,084,438 votes "FOR" and 194,847 "WITHHELD."

The amendments to the Company's 1986 stock option plans to increase the aggregate number of shares available for issuance under the plans was approved by the following vote:
                                                          Broker
    "FOR"           "AGAINST"             "ABSTAIN"       Nonvotes
    -----            -------               -------        --------
   3,719,242        1,457,804              32,417         1,069,822

The selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1995 was ratified by the following vote:

     "FOR"          "AGAINST"             "ABSTAIN"
     -----          ---------             ---------
   6,262,746         12,691                 3,848


ITEM 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits

                 Exhibit 27 -- Financial Data Schedule

             (b) Reports on Form 8-K - None

                        BOOLE & BABBAGE, INC. SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BOOLE & BABBAGE, INC.



May 10, 1995                            \Paul E. Newton\
                                        --------------------------
                                        Paul E. Newton
                                        President and Director
                                        (Principal Executive Officer)



May 10, 1995                            \Arthur F. Knapp, Jr.\
- - - - ------------                            --------------------------
                                        Arthur F. Knapp, Jr.
                                        Senior Vice President
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)