Form 10-Q
period 1995-06-30
BOOLE & BABBAGE INC
filed 1995-08-11
CIK 734394

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1995

                                       OR

[      ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               -----------   ---------

Commission File Number    0-132-58
                       ---------------

                              BOOLE & BABBAGE, INC.
                 ----------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                    94- 1651571
            --------                                    -----------
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

                                 Yes X      No___

7,156,552 shares of common stock of the Registrant were outstanding as of July 31, 1995.

                              BOOLE & BABBAGE, INC.

                                      INDEX


Part I        FINANCIAL INFORMATION                                     Page No.

       Item 1.     FINANCIAL STATEMENTS
                   Consolidated Balance Sheets
                        June 30, 1995 and September 30, 1994                  1

                   Consolidated Statements of Income
                        Three and Nine Months Ended June 30, 1995 and 1994    2

                   Consolidated Statements of Cash Flows
                        Nine Months Ended June 30, 1995 and 1994              3

                   Notes to Consolidated Financial Statements                 4


       Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND  RESULTS
                   OF OPERATIONS
                        Nine Months Ended June 30, 1995, and 1994
                        Three Months Ended June 30, 1995 and 1994          5-11


Part II       OTHER INFORMATION

       Item 6.     EXHIBITS AND REPORTS ON FORM 8-K                          12


Signatures                                                                   13



                               BOOLE & BABBAGE, INC.
                            Consolidated Balance Sheets
                        (Amounts in thousands except shares)
                             (June 30, 1995 unaudited)

                                                                      June 30,       September 30,
                                                                        1995             1994
                                                                      --------         --------
Assets
Current assets:
    Cash and cash equivalents                                          $38,616          $34,019
    Accounts receivable, net                                            22,520           23,180
    Installment and other receivables, net                              24,282           18,251
    Deferred tax assets                                                  5,099            4,959
    Prepaid expenses and other current assets                            5,773            3,199
                                                                      --------         --------
         Total current assets                                           96,290           83,608

Purchased and internally developed software, net                        12,948           14,276
Equipment, furniture and leasehold improvements, net                     7,924            8,506
Long term installment and other receivables                             26,681           20,011
Long term deferred tax assets                                            2,316            2,284
Costs in excess of net assets of purchased businesses, net                 693              713
Other assets                                                             2,156            2,228
                                                                      --------         --------
          Total assets                                                $149,008         $131,626
                                                                      ========         ========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                   $5,874           $6,762
     Accrued payroll expense                                             6,729            6,603
     Other accrued liabilities                                          15,597           16,835
     Notes payable due within one year                                     753            1,171
     Capital lease obligations due within one year                       1,663            2,045
     Deferred maintenance revenue                                       38,895           34,174
                                                                      --------         --------
         Total current liabilities                                      69,511           67,590

Notes payable due after one year                                           675            1,177
Capital lease obligations due after one year                               909            1,903
Deferred maintenance revenue due after one year                         16,347           12,731


Minority interest                                                            -               61


Stockholders' equity:
     Preferred stock, 2,000,000 shares authorized, $.001 par value,          -                -
     Common stock, $.001 par value, authorized--15,000,000 shares;
         issued 7,593,653 (7,368,378 at September 30, 1994)                  7                7
     Additional paid-in capital                                         26,270           23,844
     Retained earnings                                                  38,772           28,724
     Unrealized (loss) gain on marketable securities                       (44)             170
     Foreign currency translation adjustment                             1,046              (96)
     Less treasury stock, 455,550 shares, at cost                       (4,485)          (4,485)
                                                                      --------         --------
         Total stockholders' equity                                     61,566           48,164
                                                                      --------         --------
         Total liabilities and stockholders' equity                   $149,008         $131,626
                                                                      ========         ========

See accompanying notes.


                                       1


                              BOOLE & BABBAGE, INC.
                        Consolidated Statements of Income
               (Amounts in thousands, except net income per share)
                                   (Unaudited)




                                           Three Months Ended      Nine Months Ended
                                                June 30,                June 30,
                                           -------------------    -------------------
                                             1995       1994        1995       1994
                                           --------   --------    --------   --------
Revenue:
     Product licensing                     $ 18,755   $ 16,221    $ 58,240   $ 46,765
     Maintenance fees                        17,888     16,171      52,494     47,421
     Services and other                         725        637       2,460      1,983
                                           --------   --------    --------   --------
           Total revenue                     37,368     33,029     113,194     96,169
                                           --------   --------    --------   --------

Costs and expenses:
     Cost of sales                            4,986      3,659      15,528     12,279
     Product development and support          5,872      6,219      17,676     18,118
     Sales and marketing                     20,145     16,872      57,431     45,701
     General and administrative               3,006      3,414      10,975     10,556
     Purchased R&D expense                     --        3,251        --        3,251
                                           --------   --------    --------   --------
           Total costs and expenses          34,009     33,415     101,610     89,905
                                           --------   --------    --------   --------

           Operating income (loss)            3,359       (386)     11,584      6,264

Interest and other income, net                1,037        719       2,784      1,410
                                           --------   --------    --------   --------

Income before provision for income taxes      4,396        333      14,368      7,674

Provision for income taxes                    1,230        105       4,320      2,380
                                           --------   --------    --------   --------

Net income                                 $  3,166   $    228    $ 10,048   $  5,294
                                           ========   ========    ========   ========

Net income per share                       $   0.41   $   0.03    $   1.31   $   0.74
                                           ========   ========    ========   ========

Shares used in per share calculations         7,775      7,270       7,650      7,165
                                           ========   ========    ========   ========


See accompanying notes.



                              BOOLE & BABBAGE, INC.
                      Consolidated Statements of Cash Flows
                       (Amounts in thousands) (Unaudited)

                                                                                                              Nine Months Ended
                                                                                                                  June 30,
                                                                                                         ---------------------------
                                                                                                           1995              1994
                                                                                                         --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                             $ 10,048          $  5,294
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation, amortization and write-off of capitalized software                                      7,129             9,531
      Stock issued under compensatory stock plans                                                              96                98
      Minority interest                                                                                       (61)              (90)
      Changes in operating assets and liabilities:
         Accounts receivable and installment and other receivables                                        (10,238)          (12,383)
         Prepaid expenses and other assets                                                                 (2,117)             (615)
         Accounts payable and accrued expenses                                                             (2,958)            8,488
         Deferred maintenance revenue                                                                       6,970              (888)
                                                                                                         --------          --------
   Net cash provided by operating activities                                                                8,869             9,435
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in minority interests                                                                        (344)             (746)
    Purchases of equipment, furniture and leasehold improvements                                           (2,527)           (2,027)
    Payments for purchased and internally developed software                                               (2,314)           (5,542)
                                                                                                         --------          --------
   Net cash used for investing activities                                                                  (5,185)           (8,315)
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of lease contracts receivable                                                                       --               6,376
    Proceeds from issuance of common stock                                                                  2,329             3,557
    Treasury stock purchase                                                                                  --                (705)
    Payments on notes payable                                                                                (936)           (1,205)
    Payments on capital leases                                                                             (1,480)           (1,497)
                                                                                                         --------          --------
   Net cash provided by financing activities                                                                  (87)            6,526
                                                                                                         --------          --------

Effect of exchange rate changes on cash                                                                     1,000             1,037
                                                                                                         --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                   4,597             8,683

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                            34,019            23,726
                                                                                                         --------          --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                                $ 38,616          $ 32,409
                                                                                                         ========          ========

Supplemental  disclosures of cash flow information:
 Cash paid during the period
  for:
     Interest                                                                                            $    900          $  1,146
     Income taxes, net of refunds                                                                        $  2,760          $  1,040


Supplemental disclosures of noncash investing and financing activities:
  In April 1995, capital lease obligations of $103,000 were incurred when the Company entered into a lease for certain computer equipment


See accompanying notes.


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

     The consolidated financial information at June 30, 1995 and for the three and nine-month periods ended June 30, 1995 and 1994 is unaudited. The statements in this report include all adjustments of a normal recurring nature. In the opinion of management, these adjustments are necessary for a fair statement of the interim results for the periods presented. The interim results are not necessarily indicative of the results for the full year.



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


(Amounts in thousands, except                   3 mos ended June 30,              9 mos ended June 30,
net income per share)                           1995           1994               1995           1994
                                               --------      --------            ----------    -------
      Primary:
      Common shares outstanding                  7,115         6,763                 7,017       6,622
      Employee stock option plans                  660           507                   633         543
                                               -------       -------             ---------     -------
                                                 7,775         7,270                 7,650       7,165
                                               =======       =======             =========     =======

      Net income                               $ 3,166        $  228             $  10,048      $5,294
                                               =======       =======             =========     =======
      Net income per share                        $.41          $.03                 $1.31        $.74
                                               =======       =======             =========     =======


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

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: Nine Months ended June 30, 1995

REVENUES:

The Company derives its revenues primarily from the licensing of computer software programs and the sales of software maintenance services. The Company also generates revenue from computer services and other sources, although to a much lesser degree. Total revenue for the nine months ended June 30, 1995 increased over the same period in the prior year by 17.7%.

                                                % of Revenue
                                           -----------------------  Year-to-Year
                                             1995           1994       % Change
                                           -------------------------------------
Product licensing                            51.4%          48.6%         24.5%
Maintenance fees                             46.4%          49.3%         10.7%
Services and other                            2.2%           2.1%         24.1%
                                           -------------------------------------
     Total                                  100.0%         100.0%         17.7%
                                           =====================================

Product licensing:

The Company licenses its products to customers for use on their computer systems. Product licensing accounted for 51.4% or $58,240,000 of total revenue in 1995, compared to 48.6% or $46,765,000 in 1994 and increased by 24.5% in 1995 compared to 1994. As is common in the industry, more than 50% of the Company's license revenue is derived from transactions that close in the last month of a quarter, which can make quarterly revenues difficult to forecast. And, since operating expenses are relatively fixed, failure to achieve projected revenues could materially and adversely affect the Company's operating results. This, in turn, could result in an immediate and adverse effect on the market price of the Company's stock.

Products:

The product area with the highest growth rate so far in 1995 is the client/server group which has grown by 50.5% comprising 11.6% of the total licensing revenue. The Company anticipates that this group will continue to show high growth rates for the remainder of fiscal 1995 as new products such as Ensign and Stage3 begin to produce greater revenue. However, these two new products have taken longer to rollout than originally planned and the Company competes with certain firms who have greater resources along with products already in the marketplace. In addition, the Company is dependent on the client/server market developing at a rapid rate despite recent reports by industry analysts that implementation of client/server networks may be more expensive and time-consuming than users had anticipated, which could potentially slow the growth of the market. Due to these factors, there can be no assurances that these new products will

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

achieve significant market acceptance or competitive success and thus contribute to revenue growth. The Company currently derives approximately 88% of its licensing revenue from mainframe-based technology. Plex products, which have grown 9.2% so far in 1995, enable customers to handle large groups of computer processors, particularly the new parallel processing machines recently introduced by IBM. The Company's licensing growth rates could be materially and adversely impacted if these new parallel processors do not gain significant market acceptance and customer spending shifts away from traditional mainframes to technology platforms where the Company does not have significant product acceptance. Traditional mainframe products have grown 27.8% principally as a result of built-up demand for mainframes combined with customer budget years ending in December along with the beginning of new budget years in January, both of which tended to make funds available for higher levels of customer purchases, including several larger deals, in the first half of 1995. Management does not expect the growth rate to be this high on traditional mainframe products in the future.

Markets:

                                              % of Licensing
                                           ----------------------   Year-to-Year
                                            1995           1994        % Change
                                          --------------------------------------
Domestic                                   29.2%           35.6%           2.3%
International                              70.8%           64.4%          36.8%
                                          --------------------------------------
                                          100.0%          100.0%          24.5%
                                          --------------------------------------

Domestic:
Total domestic licensing revenues have grown 2.3% in 1995 as the telesales group grew 9.2% while the field sales group was up 2.5%. There has been solid growth in client/server and traditional mainframe products mostly offset by a decrease on plex products. For growth to continue in this geographic market, the Company is dependent on increased productivity from both the field sales force and the telesales group.

International:
In 1995 the Company's revenues from its international operations, comprised of foreign subsidiaries and marketing agents, increased 36.8% due primarily to the economic recovery in Europe and continued growth in the Far East, particularly in Japan. Without the effect of favorable currency rate changes, international licensing grew 23.2% in 1995. Since the majority of new license revenue is derived from international markets, the Company's operations and financial results could be significantly and adversely affected by international factors such as changes in currency exchange rates and specific countries' political and economic circumstances. The Company has implemented an economic

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

hedging program to attempt to reduce its exposure to currency fluctuations for a portion of its anticipated intercompany royalty transactions for the next four quarters. As a result of this strategy, the Company has recognized less benefit from continued weakness in the U.S. dollar than if no hedging programs were undertaken.

For growth to continue in both of the above geographic markets, the Company is dependent on the traditional mainframe products remaining relatively stable with overall growth resulting from the plex and client/server groups achieving higher growth rates than shown in the nine months of the year. The Company is also dependent on closing larger-size transactions as occurred in the first two quarters of this year.

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

Maintenance revenue has grown 10.7% in 1995 accounting for 46.4% and 49.3% of total revenues in 1995 and 1994, respectively. Without the effect of currency rate changes, maintenance revenue grew 4.4%. This increase is mainly the result of increased product licensing in the previous year combined with high renewal rates but reduced by higher discounts granted on multiple-year maintenance packages purchased by customers.

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

Services and Other:

Revenue derived from computer services, educational services and other comprised 2.2% and 2.1% of total revenues for 1995 and 1994, respectively. The increase of 24.1% is attributable primarily to more international consulting revenue partially offset by decreased computer service revenue as this service is no longer actively marketed.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COSTS AND EXPENSES:

                                                  % of Revenue
                                              --------------------  Year-to-Year
                                                1995        1994       % Change
                                           -------------------------------------
Cost of sales                                    13.7%       12.8%       26.5%
Product development and support                  15.6%       18.8%       (2.4%)
Sales and marketing                              50.8%       47.5%       25.7%
General and administrative                        9.7%       11.0%        4.0%
Purchased R&D expense                               --        3.4%        N/A
                                           -------------------------------------
    Total                                        89.8%       93.5%       13.0%
                                           =====================================

Cost of sales:

Cost of sales consists primarily of royalties paid to independent software authors, amortization of purchased and internally developed software, the cost of hardware associated with sales of client/server products and costs related to operating the computer services division. Cost of sales increased by 26.5% in 1995 and represented 13.7% and 12.8% of revenues for 1995 and 1994, respectively. Without the effect of currency rate changes, the increase would be 16.5%. The increase in 1995 is primarily attributable to increased royalties on higher third-party revenue in Europe and Japan which was partially offset by lower maintenance royalties payable to one of the third-party vendors in Europe. This decrease resulted from a new contract with that vendor which significantly reduced the royalty rate on maintenance billings through fiscal 1996. Software amortization increased from the combination of 1994's Sysnet acquisition, a large number of product releases at the end of 1994, and the write-down of certain software products. In general, the relationship of cost of sales to revenue will fluctuate due primarily to changes in revenue mix, royalty agreements and amortization of capitalized software.

Product development and support:

Product development and support costs decreased by 2.4% in 1995 and represented 15.6% and 18.8% of revenues for 1995 and 1994, respectively. The decrease in 1995 is primarily attributable to lower personnel costs, as certain replacement headcount positions have not yet been filled, and lower outside consulting costs which were partially offset by higher costs related to staff increases from the Sysnet a.s. acquisition in April 1994. Without the effect of currency rate changes, the decrease would be 4.2%. The Company capitalizes certain development costs in accordance with Statement of Financial Accounting Standard No. 86 ("FAS 86"). To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the products. Product development and support expenses may fluctuate annually depending in part upon the number and status of internal software development projects.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and marketing:

Sales and marketing expenses increased by 25.7% and represented 50.8% of revenues in 1995 compared to 47.5% in 1994. Without the effect of currency rate changes, the increase would be 17.8%. Most of the increase in 1995 is due to higher personnel and marketing costs and increased commission expense on increased product licensing. Commission rates were comparable to those in 1994. North America and Europe had higher personnel costs as sales force headcount was increased in both channels while 1995 has the incremental costs of the Company's Japanese subsidiary which started sales operations during the third quarter of 1994.

General and Administrative:

General and administrative expenses increased 4.0% in 1995 and represented 9.7% and 11.0% of revenues for 1995 and 1994. Without the effect of currency rate changes, general and administrative expenses would have decreased 1.0%. In 1995, increases in personnel related costs were offset by charges in 1994 related to the transfer of certain client/server product operations from Mt. Laurel, NJ to San Jose, CA. In addition, the Company negotiated a lease termination in the third quarter of 1995 which resulted in the recovery of approximately $350,000 of accrued lease payments on an idle facility.

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

Income Taxes:

The effective tax rate was 30.0% and 31.0% for 1995 and 1994, respectively. The Company's effective tax rate differs from the federal statuary rate due primarily to permanently invested earnings of foreign subsidiaries being taxed at rates lower than the federal statutory rate. Management believes future taxable income will be sufficient to realize the tax benefit of the net deferred tax asset of $7,415,000.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The significant sources of cash during 1995 include cash provided by operating activities of $8,869,000; the exercise of employee stock options of $1,355,000 and stock purchases through the Employee Stock Purchase Plan of $974,000. The significant uses of cash during 1995 include $2,527,000 for purchases of furniture, equipment and leasehold improvements; $2,314,000 for internally developed capitalized software; $1,480,000 for payments on capital leases; $936,000 for payments on notes payable; and $344,000 for investments in minority interests. Included in cash is a $1,400,000 certificate of deposit pledged as collateral for the lease financing of certain computer equipment. Management believes cash flows from operations and existing cash resources will be adequate to meet its working capital requirements for the foreseeable future.

RESULTS OF OPERATIONS:  Three months ended June 30, 1995

Many of the same explanations and variances from the nine month results discussion also apply to the third quarter results, and therefore, are not repeated here. A summary is provided as follows:

REVENUES:

Revenue for the three months ended June 30, 1995 increased 13.1% to $37,368,000 compared to $33,029,000 for the same quarter in fiscal 1994.

Revenue mix/growth:                            % of Revenue
                                           ----------------------   Year-to-Year
                                             1995          1994        % Change
                                           -------------------------------------
Product licensing                           50.2%          49.1%         15.6%
Maintenance fees                            47.9%          49.0%         10.6%
Services and other                           1.9%           1.9%         13.8%
                                           -------------------------------------
    Total                                  100.0%         100.0%         13.1%
                                           =====================================

Licensing mix/growth:                         % of Licensing
                                             -------------------   Year-to-Year
                                             1995           1994       % Change
                                           -------------------------------------
Domestic                                    24.4%          35.1%        (19.5%)
International                               75.6%          64.9%         34.7%
                                           -------------------------------------
    Total                                  100.0%         100.0%         15.6%
                                           =====================================

Without the effect of currency rate changes, international licensing growth would have been 17.4%. The decrease domestically resulted from a decline in the field sales force, particularly in plex products. The increase internationally resulted from strong growth in

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Company's European operations and sales through marketing agents, particularly in South America. This was offset slightly by a decrease in sales in the Japanese and Australian subsidiaries. From a product perspective, the traditional mainframe products and the plex product group both increased 11% and the client/server group grew by 47%.

COSTS AND EXPENSES

                                                  % of Revenue
                                                ------------------- Year-to-Year
                                                  1995        1994      % Change
                                                --------------------------------
Cost of sales                                     13.4%       11.1%      36.3%
Product development and support                   15.7%       18.8%      (5.6)%
Sales and marketing                               53.9%       51.1%      19.4%
General and administrative                         8.0%       10.3%     (12.0%)
Purchased R&D expense                              --          9.9%       N/A
                                                --------------------------------
    Total                                         91.0%      101.2%       1.8%
                                                ================================

Cost of sales increase was 36.3% for the quarter compared to 26.5% for nine months primarily due to higher royalty costs from a change in one vendor's rate from last quarter. Without the effect of currency exchange rates, cost of sales would have increased 21.1% for the quarter.

Product development and support decreased 5.6% for the quarter versus 2.4% for nine months as a result of decreased personnel costs in the United States in the second and third quarters. The Company anticipates that costs in this area will increase during the fourth quarter of 1995 due to open headcount positions being filled. Without the effect of currency exchange rates, product development and support would have decreased 7.9%.

Sales and marketing increased 19.4% for the quarter and 25.7% for nine months and are a function of increases in product licensing of 15.6% and 24.5% for the quarter and nine months, respectively. Without the effect of currency rate changes, the increase for the quarter was 9.0%.

General and administrative decreased 12.0% for the quarter compared to an increase of 4.0% for nine months due primarily to the Q395 recovery of accrued lease payments upon the negotiated termination of a lease of a previously idle facility. In addition, the third quarter had lower increases in personnel cost, bad debt expense and professional fees. Without the effect of currency rate changes, the decrease for the quarter was 18.3%.

BOOLE & BABBAGE, INC.

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits - None

             (b) Reports on Form 8-K - None

                        BOOLE & BABBAGE, INC. SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BOOLE & BABBAGE, INC.



August 10, 1995                         \Paul E. Newton\
                                        --------------------------
                                        Paul E. Newton
                                        President and Director
                                        (Principal Executive Officer)



August 10, 1995                          \Arthur F. Knapp, Jr.\
                                         ---------------------------
                                         Arthur F. Knapp, Jr.
                                         Senior Vice President
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)