Form 10-K405
period 1995-09-30
BOOLE & BABBAGE INC
filed 1995-12-27
CIK 734394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal year ended SEPTEMBER 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from_____________________to___________________

                        Commission File Number: 0-132-58

                              BOOLE & BABBAGE, INC.
             (Exact name of registrant as specified in its charter)

  DELAWARE                                                94-1651571
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                    3131 ZANKER ROAD, SAN JOSE, CA 95134-1933
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (408) 526-3000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
                              COMMON STOCK, $.001 PAR VALUE (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the average bid and asked price of the Common Stock on November 30, 1995, was approximately $125,502,038. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock on November 30, 1995 was 10,867,762.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for fiscal year ended September 30, 1995 - Items 5, 6, 7, 8 and 14.

2. Portions of Proxy Statement dated January 17, 1996 - Items 10, 11, 12 and 13.

                                  UNITED STATES
                              BOOLE & BABBAGE, INC.
                                    FORM 10-K
                          YEAR ENDED SEPTEMBER 30, 1995
                                Table of Contents


    Item
    Number                                                            Page
    ------                                                            ----
                                     PART I

1.   Business...........................................................1

2.   Properties.........................................................7

3.   Legal Proceedings..................................................7

4.   Submission of Matters to a Vote of Security Holders................7

                                 PART II

5.   Market for the Registrant's Common Stock
        and Related Stockholder Matters.................................8

6.   Selected Consolidated Financial Data...............................8

7.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations......................8

8.   Financial Statements and Supplementary Data........................8

9.   Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure...........................8

                                PART III

10.  Directors and Executive Officers of the Registrant.................9

11.  Executive Compensation.............................................9

12.  Security Ownership of Certain Beneficial Owners and Management.....9

13.  Certain Relationships and Related Transactions.....................9

                                 PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...10

                                 PART I


ITEM 1.  BUSINESS

GENERAL

Boole & Babbage, Inc. (hereinafter "Boole & Babbage" or the "Company") was founded in 1967. Boole & Babbage is an independent software vendor that develops and markets enterprise automation software solutions for managing distributed computer systems in multivendor, multiplatform computing environments.

The Company's products are used by information systems professionals whose organizations rely on the performance of their computing resources to conduct business. Boole & Babbage has a strong commitment to the quality of the products and services it provides to its customers. The Company continually invests in research and development to maintain the quality of its software products and focuses on customer support services to satisfy its large customer base.

See Note 7 of Notes to Consolidated Financial Statements for certain financial information with respect to the Company's foreign operations.

MARKET

Over the last 25 years, systems management has evolved from simply monitoring resource usage in a single mainframe to automated management of client/server applications across the information system enterprise. This includes the monitoring and management of mainframes, servers, networks and applications from disparate vendors across a myriad of platforms.

The explosive growth of computing resources throughout the enterprise poses new challenges for systems management. Organizations are increasingly dependent on information systems for their moment-to-moment operations. If systems fail to deliver service to the internal end user, there can be an immediate impact on external customers and the bottom line.

Applications become increasingly complex as they support more business functions and are distributed across the enterprise on downsized platforms. Today's computing environment includes mainframes, minicomputers, workstations and LANs spread throughout the organization

Along with the task of supporting this complex, mission-critical resource, corporate MIS departments are under continuous pressure to reduce all the costs associated with information systems and their management -- hardware, software, networks and personnel.

The growing diversity of the enterprise computing environment contributes to other features of the current market:

     While IBM's dominance of the MIS organization is eroding, customers are concerned with protecting their investment in their information systems. This in turn is driving the emergence of often conflicting standards for systems management, such as SNMP DCE and various emerging object-oriented strategies like CORBA, OLE, DSOM, etc.

     In an effort to reduce training costs and increase efficiencies, there is a customer-driven trend toward consolidating the installed vendor base and standardizing on as few products as possible.

Despite recent acquisitions, a smaller field of software vendors has been slow to deliver significant integration among system management tools while the market continues to demand out-of-the-box interoperablilty of diverse products.

In the face of these market dynamics, traditional approaches to systems management -- which focus on managing discrete components such as CPUs, subsystems, devices and networks -- cannot meet the challenge of managing service levels for complex distributed systems.

Boole & Babbage is focused on delivering the next generation of automated systems management products needed to respond to these challenges.


PRODUCT STRATEGY:   MULTIPLATFORM APPROACH WITH ENTERPRISE AUTOMATION

Boole & Babbage Enterprise Automation strategy focuses on the business needs of large companies with strategic development of distributed information technologies. Boole & Babbage today delivers a comprehensive solution aimed at helping customers gain proactive command and control of their distributed computing environment - from the mainframe to the desktop. With Boole & Babbage, entire enterprises can be managed and automated from a central point-of-control, regardless of the devices, operating systems, network standard and platforms it contains.

Boole & Babbage Enterprise Automation is an open solution -- without any boundaries to the type of IT components that can be reached. If an enterprise has SNMP- and CMIP-managed equipment or is committed to one of the leading Frameworks from IBM, HP or SUN, then Boole & Babbage Enterprise Automation easily fits with and complements the customer standard or framework instead of requiring extensive, and expensive, changes. The Company's products accept any type of alert from non-standard-conforming environments such as legacy network equipment, environmental systems and/or older midrange systems and allow for fast implementation through ready-to-use knowledge bases.


COMMAND/POST:   ENTERPRISE CENTRAL CONTROL FOR COMPREHENSIVE AVAILABILITY
                MANAGEMENT

COMMAND/POST functions as a central point-of-control for managing and automating all enterprise computers, networks, and applications. It is integrated with all the Boole & Babbage product lines like Ensign and MainView products as well as many of the leading help desk problem management products and frameworks such as HP OpenView and IBM SystemView. COMMAND/POST uses a combination of agent- and message-based capabilities to extend reach and scalability to any level of the enterprise.

COMMAND/POST finds problems and pinpoints the actual causes of enterprise system failures, triggers rapid corrective actions, interacts with problem management systems and even escalates problem resolution to the appropriate level to insure rapid restoration of service. It targets and solves network problems such as node failures or the rerouting of data over a less-congested path. Customers gain significant increases in application availability, while limiting required manual intervention by system management professionals.

By bringing information about the enterprise to a central console, operational staffing requirements are reduced, freeing up valuable resources for more strategic functions while the overall control of the complex information system infrastructure is enhanced.
                                        2

In the last two years, COMMAND/POST emerged as a valuable tool for centralized, proactive Help Desk management, an area of renewed focus for corporate enterprises. And through partnerships with other market leaders such as HP, IBM, and SUN, COMMAND/POST has gained wide acceptance as the system integrator for various point solutions. These partnerships, driven by customer requests, insure COMMAND/POST users the benefits of integrated, complementary products from their preferred vendors.

COMMAND/POST provides:

     Immediate  improvements in availability and performance  through  automated
     recovery  and  failure   prevention  across  WANs,  LANs,   mainframes  and
     minicomputers.

     Low-cost implementation of connectivity through packaged interfaces and tools for message and alert filtering.

     An open architecture through interfaces to virtually any device.

     Increased operator productivity through console and alert consolidation,  a
     graphical   interface   and   graphical   representations   of   enterprise
     configuration.

     Customization of data presentation on the UNIX workstation.


ENSIGN: INTELLIGENT AGENT EXTENSION FOR COMMAND/POST EVENT MANAGEMENT AND AUTOMATION

Ensign intelligent agents for UNIX, NetWare, and NT can not only insure the correct functioning of distributed client server applications but also apply corrective actions. By distributing knowledge down into the servers Ensign intelligent agents increase the scalability of the Enterprise Automation solution and insure that only severe non-locally-solvable problems are reported both locally and to the COMMAND/POST central point-of-control. Ensign agents also filter important alarm information to leading frameworks like HP OpenView and IBM SystemView. In addition to availability management, Ensign provides an extensive set of administration applications including User, File, Security and Storage backup and recovery management and via a set of partnerships can be extended to address software distribution and workload management. All Ensign functions can work in concert with COMMAND/Post or standalone in centralized and/or distributed mode to fit the management philosophy of the customer distributed system organization.

The Ensign products, which evolved from Boole & Babbage acquisition of technology from Oslo-based Sysnet, were rolled out in 1994 have architectural advantages over other offerings on the market. Ensign products require no modification to the UNIX kernel ensuring smooth acceptance of UNIX upgrades, interoperability with other application software and easy portability to the different (13) versions of the UNIX operating system. Additionally, Ensign, unlike its competitors, does not require weeks or months of implementations to deliver value. Ensign installs and is operational in less than one hour.

MAINVIEW:  MAINFRAME  AND PARALLEL SYSTEPLEX SERVER MANAGEMENT.

The Boole & Babbage integrated MainView family of products provides automation and performance management for the IBM S/390 servers, ES/9000 series processors and to the new CMOS based highly Parallel Sysplex servers. MainView products provide unsurpassed flexibility and efficiency in data collection across multiple MVS systems including Sysplex environments. On a single screen, application-focused views help insure service and availability goals are being met across the enterprise.

In the mainframe area, IBM has announced several aggressive and strategic initiatives, destined to position the MVS operating system as an enterprise server operating system. With the introduction of the System/390 Parallel processors, which essentially reproduce the MVS operating system on a chip, IBM has given a strong indication of its plan to accommodate market demand for more efficient parallel processors.

Customers will benefit from greater efficiency and cost reduction with parallel processors, however, they will also be faced with an attendant increase in system complexity. Boole & Babbage was the first software vendor to offer products specifically designed to handle the systems management needs of the Parallel Sysplex environment.

The Company's mainframe products operate only with certain IBM operating systems. IBM has often modified or changed its operating systems and introduced new computer systems. The Company believes that IBM's successive operations systems and mainframe architectures have been and will be designed to allow IBM customers to enhance their systems and use new software as well as to modify and use their existing software. The Company must adapt its products to accommodate these IBM changes in order to license its products to new customers and to obtain maintenance contracts from existing customers.

Boole & Babbage works closely with IBM to ensure that its products are kept current with their product releases. The companies exchange information and work cooperatively to ensure consistent service to their mutual customers. This relationship also extends to a joint development partnership which the two companies formalized in January 1991, and by the fact that IBM is also a customer and user of Boole & Babbage products. Under the agreement, Boole & Babbage and IBM are jointly designing and developing systems management products for the CICS transaction processing environment.


While it is not anticipated that parallel processors will immediately replace all traditional mainframes, Boole & Babbage is well-positioned for the coexistence of both types of processors as they evolve to new roles. In fact, many large firms are investing in Boole & Babbage Sysplex-ready products now in order to prepare their system management infrastructure for a smooth transition to parallel processors. The flexibility of the MainView architecture is beneficial in both a parallel processing environment and in traditional mainframe computing by making it possible to group resource activities in ways that are meaningful to a particular business.

STORAGE MANAGEMENT AND AUTOMATION

Boole & Babbage via a separate Storage Division sells products that address the control and automation of mainframe and client/sever disk (DASD) storage subsystems.

The ProSMS suite of integrated MVS software products provide advanced automated management capabilities. ProSMS consists of product components that address key storage management areas such as dynamic abend recovery, migration to system managed storage, storage usage, administration and reporting.

In June 1994, Boole & Babbage acquired worldwide distribution rights to the Stage3 LAN-to-mainframe backup product from Emprise Technologies. Stage3 provides a cooperative solution for centralized backup, taking advantage of sophisticated, mature LAN backup software currently on the market and redirecting the output via LU 6.2 to an MVS host.

The company also sells a number of products from independent software vendors; these third-party products complement the Enterprise Automation strategy by adding applications such as Scheduling, Tape, Output and Printing management, JCL management, Desktop to Mainframe Connectivity etc. The following companies provide products for the European and international market: Diversified Software Systems, Inc., 4th Dimension Software, Simware, Inc., and Tone Software Corporation.

MainView, COMMAND/POST, BBI, AutoCOMMAND and Ensign are trademarks of Boole & Babbage, Inc.

IBM is a registered trademark of International Business Machines Corporation. MVS, CICS, IMS, DB2, NetView and SystemView are trademarks of International Business Machines Corporation.


CUSTOMER SUPPORT AND PRODUCT MAINTENANCE

The Company offers product maintenance, which includes maintenance and updating of product capabilities to accommodate changes in a customer's hardware and software. The first year of maintenance is included in all of the Company's software licenses. Thereafter, the Company offers optional maintenance renewals at prices that generally range from 15% to 20% annually of the current product price. The Company also provides extensive computer-supported problem solving capabilities over the telephone for its customers as part of their maintenance contracts. The Company believes that support of its customers and products is very important, and it continually attempts to improve its support systems and techniques. In fiscal 1995, revenue from maintenance fees totaled 45.8% of revenue. The Company's current annual maintenance cancellation rate is approximately 10%.


COMPUTER AND EDUCATION SERVICES

Educational services with regard to the application of Boole & Babbage products are provided to customers on a fee basis. The Company's computer services division provides mainframe computing services on a time-sharing basis to corporate affiliates and non-affiliates.

MARKETING AND CUSTOMERS

The Company sells its products domestically through its own distribution division, Boole & Babbage North America. In Europe, the Company's products are sold through its European subsidiary, Boole & Babbage Europe. In areas outside of North America and Europe, the Company has a wholly-owned sales subsidiary, Boole & Babbage Australasia Pty. Ltd, in Australia and a majority-owned sales subsidiary, Joint Systems & Technology, in Japan. In addition to its own sales staff, the Company has agreements with several independent marketing agents who serve international markets in which the Company has not established sales offices.

The process of configuring the Company's products to meet the specific hardware and software requirements of the environments in which they will be used is rapid; consequently, shipments are generally made within one week of the time the order is received. In addition, the Company offers its customers the opportunity to use its products on a trial basis such that upon final acceptance by the customer, full installation has already been completed. Accordingly, the Company has no significant backlog of orders at any time.

The Company's customers are generally large corporate and government organizations including industrial companies, commercial banks, insurance companies, communications companies, retailers, transportation companies, utilities, health care and educational institutions, and federal, state and local governments. No customer accounts for greater than 10% revenue in 1995, 1994 or 1993.

The Company's commitment to customer satisfaction and service is reflected in its policies regarding day-to-day operations and product maintenance, as well as in its efforts to establish forums for customer interaction and dialogue.

Boole & Babbage has more than 12,500 products installed at more than 5,000 sites worldwide. In each of the last three fiscal years, a large portion of the Company's product revenue was from additional licensing by existing customers of either new products or products for additional sites.


RESEARCH AND DEVELOPMENT

The computer hardware and software industries are characterized by rapid technological change, which requires a continuing high level of expenditures for the development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or as changes in manufactures' hardware and software so require. In 1995, the Company reinvested 16% of its Boole product revenues in R&D activities aimed at both enhancing the existing products and adding several new ones. R&D costs net of amounts capitalized were $15,650,000, $13,485,000 and $11,069,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

COMPETITION

The computer software industry is highly competitive. There are several large software vendors that have substantially greater financial and technical resources than the Company; in the future, these companies may develop and market products similar to those offered by Boole & Babbage. Competitive products are currently offered by a number of independent software companies.

The most important consideration for customers of performance capacity management, automated operations, and network management software are product and product line capability, integration, on-going product enhancement, ease of installation and use, reliability and quality of technical support, documentation and training, name recognition, vendor experience and stability, and, to a lesser extent, price. The Company believes that it competes favorably in these areas.


PRODUCT PROTECTION

The Company relies on a combination of contract, patent, copyright and trade secret laws, as well as various other measures, to protect its rights with respect to its software products. The Company seeks protection of its proprietary interest in its products and trade secrets and holds registered related documentation. The company does not believe that any single contract, patent, or copyright or trademark material to its business as a whole. The
Company does not sell or transfer title to its products to customers. The products are licensed on a "right-to-use" basis pursuant to a perpetual license, which is nontransferable and restricts use of the products to the customer's internal purposes on specified computers at specified sites.


EMPLOYEES

As of November 30, 1995 Boole & Babbage employed approximately 754 persons, including sales, marketing and related activities; product development and customer support; management, administration and finance. Of such employees, 448 are employed in the United States and 306 are employed in foreign countries. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES

Boole & Babbage's principal administrative, marketing, research and development and support groups are located in one facility in San Jose, California. This facility is occupied under a lease that expires on March 31, 2000. The Company believes that this facility is adequate for its current needs and that suitable additional or substitute space will be available as needed to accommodate physical expansion of the Company's operations. In addition, the Company leases several sales and service facilities throughout North America, Europe, Japan and Australia under leases that expire on dates ranging through 2018.


ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1995.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

     The information contained under the caption "Market for the Registrant's Common Stock and Related Stockholder Matters" on page 18 of the 1995 Annual Report to Stockholders is incorporated herein by reference.



ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The  information  contained  under  the  caption,   "Selected  Consolidated
Financial Data" in the 1995 Annual Report to Stockholders on page 1 is incorporated herein by reference.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1995 Annual Report to Stockholders on pages 3 - 7 is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements for Boole & Babbage, Inc. are contained on pages 8 - 11 of the 1995 Annual Report to Stockholders and are incorporated herein by reference. Supplementary data is contained on page 2 of the 1995 Annual Report to Stockholders and is incorporated herein by reference.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement dated January 17, 1996 under the captions "Proposal 1" and "Additional Information."




ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement dated January 17, 1996 under the captions "Proposal 1," "Executive Compensation," "Stock Option Grants and Exercises" and "Board Compensation Committee Report on Executive Compensation."




ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement dated January 17, 1996 under the caption "Security Ownership of Certain Beneficial Owners and Management."




ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement dated January 17, 1996 under the caption "Certain Transactions."

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM  8-K

(a)    The following documents are filed as a part of this Report:

       1. Financial Statements. The following Consolidated Financial Statements of Boole & Babbage, Inc. and Report of Independent Auditors are incorporated by reference to Registrant's 1995 Annual Report to Stockholders:




                                                                         Page in
                                                                    Exhibit 13.1

       Consolidated Statements of Income-Years Ended
       September 30, 1995, 1994 and 1993 ..................................    8

       Consolidated Balance Sheets-September 30, 1995, 1994
       and 1993............................................................    9

       Consolidated Statements of Stockholders' Equity-
       Years Ended September 30, 1995, 1994 and 1993 ......................   10

       Consolidated Statements of Cash Flows-Years Ended
       September 30, 1995, 1994 and 1993 ..................................   11

       Notes to Consolidated Financial Statements .........................   12

       Report of Ernst & Young LLP, Independent Auditors ..................   18

       2. Financial Statement Schedule. The following financial statement schedule of Boole & Babbage, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Boole & Babbage, Inc.:

             Schedule for the fiscal years ended September 30, 1995, 1994 and 1993:
                  Schedule                                                Page
                  --------                                                ----
                    II-  Valuation and Qualifying Accounts................ 14

          All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements and notes thereto included in the 1995 Annual Report to Stockholders, filed as Exhibit 13.1.

     3. Exhibits. The exhibits listed in Item 14(c) are filed as part of this Annual Report.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.

(c)    Exhibit
        Number             Description
       -------             -----------

         3.1               Restated Certificate of Incorporation
                           of Registrant. (1)

         3.2               Bylaws of Registrant.  (2)

         4.1               Reference is made to Exhibits 3.1 and 3.2.

        10.1               1986 Incentive Stock Option Plan, as
                           amended, and related grant forms.  (3)

        10.2 1986 Supplemental Stock Option Plan, as amended, and related grant forms. (3)

        10.3               Employee Stock Purchase Plan.  (4)

        10.4               Form of Indemnity Agreement between
                           Registrant and its officers and directors.  (1)

        10.5 1993 Nonemployee Directors' Stock Option Plan, as amended, and related grant forms. (5)

        11.1               Computation of net income per share.  (6)

        13.1               1995 Annual Report to Stockholders.  (6)

        21.1               Subsidiaries of Registrant.  (6)

        23.1               Consent of Ernst & Young LLP, Independent
                           Auditors.  (6)

        27.1               Financial Data Schedule.  (6)

(1) Previously filed as an exhibit to the definitive Proxy Statement for January 20, 1987 Annual Meeting of Stockholders and incorporated herein by reference.

(2) Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 1989, and incorporated herein by reference.

(3) Previously filed as an exhibit to the Registration Statement on Form S-8 (Registration No. 33-65145) and incorporated herein by reference.

(4) Previously filed as an exhibit to the Registration Statement on Form S-8 (Registration No. 33-55588) and incorporated herein by reference.

(5) Previously filed as an exhibit to the Registration Statement on Form S-8 (Registration No. 33-79782) and incorporated herein by reference.

(6)    Filed as an exhibit to this Annual Report on Form 10-K.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as express in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of December 1995.

                                      BOOLE & BABBAGE, INC.


                             By:      \Arthur F. Knapp, Jr.\
                                 -------------------------------------------
                                      Arthur F. Knapp, Jr.
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints Paul E. Newton and Arthur F. Knapp his attorneys-in-fact for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of December 1995.



                                                 \Terry R. McGowan\
----------------------------------------         -------------------------------
Johannes S. Bruggeling                           Terry R. McGowan
Executive Vice President and Director            Director



\Raymond E. Cairns\                              \Paul E. Newton\
----------------------------------------         -------------------------------
Raymond E. Cairns                                Paul E. Newton
Director                                         President and Director



\Franklin P. Johnson, Jr.\                       \Carl H. Reynolds\
----------------------------------------         -------------------------------
Franklin P. Johnson, Jr.                         Carl H. Reynolds
Chairman of the Board of Directors               Director


                                   SCHEDULE II

                              BOOLE & BABBAGE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                                          ADDITIONS
                                                   -----------------------
                                                    CHARGED       CHARGED
                                      BALANCE AT    TO COSTS      TO OTHER                        BALANCE AT
                                      BEGINNING     AND           ACCOUNTS      DEDUCTIONS        END OF
                                      OF PERIOD     EXPENSES      DESCRIBE      DESCRIBE          PERIOD
                                     ------------  -----------   ----------    -------------     -------------
YEAR ENDED SEPTEMBER 30, 1995         $1,781,000   $   129,000       --        $(176,000)*        $1,734,000

YEAR ENDED SEPTEMBER 30, 1994         $1,832,000   $   296,000       --        $(347,000)**       $1,781,000

YEAR ENDED SEPTEMBER 30, 1993         $2,242,000   $   381,000       --        $(791,000)***      $1,832,000


* AMOUNT INCLUDES $162,000 OF ACCOUNT WRITE-OFFS NET OF $14,000 DUE TO CURRENCY CHANGES.

** AMOUNT INCLUDES $378,000 OF ACCOUNT WRITE-OFFS NET OF $31,000 DUE TO CURRENCY CHANGES.

*** AMOUNT  INCLUDES  $163,000  OF ACCOUNT  WRITE-OFFS,  $80,000 DUE TO CURRENCY
    CHANGES, AND $548,000 IN REDUCTION OF RESERVE.