Form 10-Q
period 1995-12-31
BOOLE & BABBAGE INC
filed 1996-02-14
CIK 734394

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1995
                               -----------------

                                       OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to______________

Commission File Number 0-132-58
                       --------

                              BOOLE & BABBAGE, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                    94- 1651571
               --------                                    -----------
   State or other jurisdiction of                       (I.R.S. Employer
   Incorporation or organization)                      Identification No.)

                3131 ZANKER ROAD, SAN JOSE, CALIFORNIA 95134-1933
                -------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone number, including area code: 408-526-3000
                                                    ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No
                                      ---   ---

10,878,479 shares of common stock of the Registrant were outstanding as of January 31, 1996.

                              BOOLE & BABBAGE, INC.

                                      INDEX


Part I    FINANCIAL INFORMATION                                         Page No.

     Item 1.   FINANCIAL STATEMENTS
               Consolidated Balance Sheets
                 December 31, 1995 and September 30, 1995                 1

               Consolidated Statements of Income
                 Three Months Ended December 31, 1995 and 1994            2

               Consolidated Statements of Cash Flows
                 Three Months Ended December 31, 1995 and 1994            3

               Notes to Consolidated Financial Statements                 4-5


     Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND  RESULTS
               OF OPERATIONS
                  Three Months Ended December 31, 1995 and 1994           6-11


Part II   OTHER INFORMATION

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                           12


Signatures                                                                13


                             BOOLE & BABBAGE, INC.
                          Consolidated Balance Sheets
                      (Amounts in thousands except shares)
                         (December 31, 1995 unaudited)

                                                                December 31,    September 30,
                                                                    1995            1995
                                                                ------------    -------------
ASSETS
Current assets:
    Cash and cash equivalents                                      $21,358         $22,340
    Short-term investments                                          13,700          15,800
    Accounts receivable, net                                        23,804          27,293
    Installment and other receivables, net                          32,858          28,066
    Deferred tax asset                                               5,770           5,810
    Prepaid expenses and other current assets                        5,642           4,967
                                                                 ----------      ----------
        Total current assets                                       103,132         104,276

Purchased and internally developed software, net                    12,138          12,278
Equipment, furniture and leasehold improvements, net                 7,358           7,341
Long-term installment and other receivables                         38,297          32,223
Long-term deferred tax asset                                         4,843           4,843
Costs in excess of net assets of purchased businesses, net             680             687
Other assets                                                         2,408           2,260
                                                                 ----------      ----------
        Total assets                                              $168,856        $163,908
                                                                 ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                $6,915          $6,595
    Accrued payroll expense                                          6,926           7,149
    Other accrued liabilities                                       17,214          18,133
    Short-term borrowings                                              250             400
    Notes payable due within one year                                  256             513
    Capital lease obligations due within one year                    1,074           1,348
    Deferred maintenance revenue                                    38,647          40,180
                                                                 ----------      ----------
       Total current liabilities                                    71,282          74,318

Notes payable due after one year                                       663             663
Capital lease obligations due after one year                           664             683
Deferred maintenance revenue due after one year                     21,496          18,057

Stockholders' equity:
    Preferred stock, 2,000,000 shares authorized, $.001
        par value, none issued                                          --              --
    Common stock, $.001 par value, authorized--15,000,000
        shares; issued--11,561,414 (11,476,050 at
        September 30, 1995)                                             11              11
    Additional paid-in capital                                      31,753          30,844
    Retained earnings                                               46,957          42,672
    Unrealized gain (loss) on marketable securities                   (261)            132
    Foreign currency translation adjustment                            776           1,013
    Less treasury stock, 683,325 shares, at cost                    (4,485)         (4,485)
                                                                 ----------      ----------
       Total stockholders' equity                                   74,751          70,187
                                                                 ----------      ----------
       Total liabilities and stockholders' equity                 $168,856        $163,908
                                                                 ==========      ==========

See accompanying notes.

                             BOOLE & BABBAGE, INC.
                       Consolidated Statements of Income
              (Amounts in thousands, except net income per share)
                                  (Unaudited)

                                                 Three Months Ended
                                                    December 31
                                             --------------------------
                                                1995            1994
                                             ----------      ----------
Revenue:
      New product revenue                     $21,474         $20,739
      Maintenance fees and other               18,645          17,834
                                             ----------      ----------
           Total revenue                       40,119          38,573
                                             ----------      ----------

Costs and expenses:
      Cost of revenue                           7,408           7,036
      Product development, net                  4,374           4,158
      Sales and marketing                      19,682          19,031
      General and administrative                3,851           4,177
                                             ----------      ----------
           Total costs and expenses            35,315          34,402
                                             ----------      ----------

Operating income                                4,804           4,171

Interest and other income, net                  1,306             631
                                             ----------      ----------
Income before provision for income taxes        6,110           4,802

Provision for income taxes                      1,825           1,490
                                             ----------      ----------

Net income                                     $4,285          $3,312
                                             ==========      ==========

Net income per share (a)                     $   0.36         $  0.30
                                             ==========      ==========

Shares used in per share calculations (a)      11,950          11,200
                                             ==========      ==========



(a) Per share data and number of shares reflect a 3-for-2 stock split which became effective on December 6, 1995.


                             BOOLE & BABBAGE, INC.
                     Consolidated Statements of Cash Flows
                       (Amounts in thousands) (Unaudited)
                                                                               Three Months Ended
                                                                                  December 31,
                                                                           --------------------------
                                                                             1995              1994
                                                                           --------          --------
Cash flows from operating activities:
  Net income                                                                $4,285            $3,312
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
      Depreciation, amortization and write-off of capitalized software       2,359             2,498
      Stock issued under compensatory stock plans                               36                23
      Minority interest                                                         --               (61)
      Changes in operating assets and liabilities excluding the effect of acquisitions:
         Accounts receivable and installment and other receivables          (7,965)           (4,950)
         Prepaid expenses and other assets                                    (610)             (669)
         Accounts payable and accrued expenses                                (638)              607
         Deferred maintenance revenue                                        2,269             3,489
                                                                           ---------          --------

Net cash provided by (used for) operating activities                          (264)            4,249
                                                                           ---------          --------

Cash flows from investing activities:
     Purchases of equipment, furniture and leasehold improvements             (928)             (778)
     Payments for capitalized software                                      (1,082)             (748)
     Net sales of short-term investments                                     2,100                --
     Investment in equity securities                                          (648)               --
                                                                           ---------          --------

Net cash used for investing activities                                        (558)           (1,526)
                                                                           ---------          --------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                   874               664
      Payments on notes payable                                               (253)             (230)
      Payments on line of credit                                              (150)               --
      Payments on capital leases                                              (559)             (500)
                                                                           ---------          --------

Net cash used for financing activities                                         (88)              (66)
                                                                           ---------          --------

Effect of exchange rate changes on cash                                        (72)             (112)
                                                                           ---------          --------

Net increase (decrease) in cash and cash equivalents                          (982)            2,545

Cash and cash equivalents at beginning of year                              22,340            34,019
                                                                           ---------         ---------

Cash and cash equivalents at end of year                                   $21,358           $36,564
                                                                           =========         =========

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year
      for:
          Interest                                                            $142              $319
          Income taxes, net                                                   $631              $513

Supplemental disclosures of noncash investing and financing activities:
        A capital lease obligation of $265,000 was incurred in 1996 for the purchase of equipment.

See accompanying notes

                              BOOLE & BABBAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements include the accounts of all subsidiaries after the elimination of all significant inter-company items and transactions.

     A summary of the significant accounting policies of the Company is included in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended September 30, 1995. These consolidated financial statements should be read in conjunction with those notes.

     The consolidated financial information at December 31, 1995 and for the three-month periods ended December 31, 1995 and 1994 is unaudited. The statements in this report include all adjustments of a normal recurring nature. In the opinion of management, these adjustments are necessary for a fair statement of the interim results for the periods presented. The interim results are not necessarily indicative of the results for the full year.

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

                                                     3 mos. ended Dec. 31,
     (Amounts in thousands, except                   ---------------------
     net income per share)                            1995          1994
                                                      ----          ----
     Primary: (a)
     Common shares outstanding                       10,888        10,360
     Employee stock option plans                      1,062           840
                                                     ------        ------
                                                     11,950        11,200
                                                     ------        ------

     Net income                                      $4,285        $3,312
                                                     ------        ------
     Net income per share                              $.36          $.30
                                                       ----          ----

     (a) Reflects a 3-for-2 stock split effective December 6, 1995.

                              BOOLE & BABBAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Contingencies

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material adverse effect on the Company's financial position or results of operations.

4.   Reclassifications

     Beginning in the first quarter of 1996, changes have been made in the classification of revenue and operating expense in the Consolidated
     Statements of Income. 1995 has been reclassified to conform to these changes.

     "New Product Revenue" consists of licensing of core software products (net of the bundled maintenance) plus consulting and education services. "Maintenance Fees and Other" consists of revenue from maintenance, hardware sales, computer services and royalties from IBM related to the jointly developed CICS product now being sold by IBM. "Cost of Revenue" now includes the cost of maintenance support. "Product Development, Net" consists of development costs less costs capitalized under FAS 86.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 1995

When used in this discussion, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below and in the Company's Form 10-K for the year ended September 30, 1995, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements,  which speak only as of the date hereof.  The Company  undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


REVENUES:

The Company derives its revenues primarily from the licensing of computer software programs, consulting and education services, and the sales of software maintenance services. Total revenue for the three months ended December 31, 1995 increased over the same period in the prior year by 4.0%.

                                    % of Revenue
                               ----------------------           Year-to-Year
                               1996              1995             % Change
                             ------------------------------------------------
New product revenue            53.5%             53.8%              3.5%
Maintenance fees and other     46.5%             46.2%              4.5%
                             ------------------------------------------------
    Total                     100.0%            100.0%              4.0%
                             ================================================

NEW PRODUCT REVENUE:

The Company licenses its products to customers for use on their computer systems and performs consulting and educational services related to those products. New product revenue accounted for 53.5% or $21,474,000 of total revenue in 1996, compared to 53.8% or $20,739,000 in 1995 and increased by 3.5% in 1996 compared to 1995. As is common in the industry, more than 50% of the Company's license revenue is derived from transactions that close in the last month of a quarter, which can make quarterly revenues difficult to forecast. And, since operating expenses are relatively fixed, failure to achieve projected revenues could materially and adversely affect the Company's operating results. This, in turn, could result in an immediate and adverse effect on the market price of the Company's stock.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Products:

The product area with the highest growth rate in 1996 is the client/server group which grew by 51.7% comprising 18.8% of the total new product revenue. The Company anticipates that this group will continue to show high growth rates for the remainder of fiscal 1996 as new products such as Ensign and Stage3 begin to produce greater revenue. However, these two new products have taken longer to rollout than originally planned and the Company competes with certain firms who have greater resources along with products already in the marketplace. In addition, the Company is dependent on the client/server market developing at a rapid rate despite recent reports by industry analysts that implementation of client/server networks may be more expensive and time-consuming than users had anticipated, which could potentially slow the growth of the market. Due to these factors, there can be no assurances that these new products will achieve significant market acceptance or competitive success and thus contribute to revenue growth. Mainframe products decreased 3.5% over the first quarter in 1995 which, in turn, had increased a strong 38.1% due to several large sales. Mainframe products include Plex products, which enable customers to handle large groups of computer processors, particularly the new parallel processing machines by IBM. The Company's new product growth rates could be materially and adversely impacted if the new parallel processors do not gain significant market acceptance and customer spending shifts away from traditional mainframes to technology platforms where the Company does not have significant product acceptance.

Markets:

                        % of new product revenue
                        ------------------------            Year-to-Year
                          1996            1995                % Change
                       ---------------------------------------------------
Domestic                  31.4%           34.2%                (4.9%)
International             68.6%           65.8%                 7.9%
                       ---------------------------------------------------
                         100.0%          100.0%                 3.5%
                       ===================================================

Domestic:
Field sales grew 12.9%, but was offset by a decrease in telesales of 50.7%, resulting in a decrease for total domestic new product revenue of 4.9%. The telesales group decrease was primarily attributable to a change in sales year from a calendar year to a fiscal year to conform with the rest of the Company's sales force which had the effect of shifting momentum away from the traditional final quarter. For growth to return in this geographic market, the Company is dependent on increased productivity from the telesales group and continued increases from the field sales force.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


International:
In 1996 the Company's new product revenues from its international operations, comprised of foreign subsidiaries and marketing agents, increased 7.9% due primarily to strong growth in Europe. Without the effect of favorable currency rate changes, international new product revenue grew 1.1% in 1996. Since the majority of new revenue is derived from international markets, the Company's operations and financial results could be significantly and adversely affected by international factors such as changes in currency exchange rates and specific countries' political and economic circumstances. The Company has implemented an economic hedging program to attempt to reduce its exposure to currency fluctuations for a portion of its anticipated intercompany royalty transactions for the next two quarters. As a result of this strategy, the Company has recognized less benefit from continued weakness in the U.S. dollar than if no hedging programs were undertaken.

MAINTENANCE FEES AND OTHER:

Maintenance revenue is generated from services the Company provides including technical support, product enhancements, system updates and user documentation. Maintenance revenue also includes the first year of maintenance services which is included in the initial charge when the Company licenses its software products under a long-term agreement. Thereafter on each anniversary date of the license, the customer may elect to renew its maintenance contract with the Company. Customers may also elect to purchase advance maintenance at the time of product licensing for maintenance periods beyond the first year. Included in maintenance fees and other is revenue from computer services, hardware sales and royalties from IBM for the jointly developed CICS product.

Maintenance fees and other grew 4.5% in 1996 accounting for 46.5% and 46.2% of total revenues in 1996 and 1995, respectively. Without the effect of currency rate changes, maintenance fees and other grew 0.6%. This increase is mainly the result of increased product licensing in the previous year combined with high renewal rates but reduced by higher discounts granted on multiple-year maintenance packages purchased by customers.

The Company anticipates that maintenance revenues in fiscal 1996 will continue to increase due to the higher license revenue growth in 1995, although it will be negatively impacted by reduced revenue associated with site consolidations, non-CPU specific pricing and multiple-year maintenance package discounts. In addition, to produce maintenance revenue increases, the Company must continue to generate new product licensing revenues and continue to provide high quality maintenance support and upgrades.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COSTS AND EXPENSES:

                                 % of Revenue
                               -----------------        Year-to-Year
                                1996       1995           % Change
                               --------------------------------------
Cost of revenue                 18.4%      18.3%            5.3%
Product development, net        10.9%      10.8%            5.2%
Sales and marketing             49.1%      49.3%            3.4%
General and administrative       9.6%      10.8%           (7.8%)
                               --------------------------------------
    Total                       88.0%      89.2%            2.7%
                               ======================================

COST OF REVENUE:

Cost of revenue consists primarily of the cost of product maintenance support, royalties paid to independent software authors, amortization of purchased and internally developed software, the cost of hardware associated with certain sales of client/server products and costs related to operating the computer services division. Cost of revenue increased by 5.3% in 1996 and represented 18.4% and 18.3% of revenues for 1996 and 1995, respectively. Without the effect of currency rate changes, the increase was 1.4%. The increase in 1996 is primarily attributable to increased royalties on higher third-party revenue in Europe and Japan which was partially offset by lower maintenance royalties payable to one of the third-party vendors in Europe. This decrease resulted from a new contract with that vendor effective Q295 which significantly reduced the royalty rate on maintenance billings through fiscal 1996. In general, the relationship of cost of revenue to revenue will fluctuate due primarily to changes in revenue mix, maintenance support, royalty agreements and amortization of capitalized software.

PRODUCT DEVELOPMENT, NET:

Net product development costs increased by 5.2% in 1996 and represented 10.9% and 10.8% of revenues for 1996 and 1995, respectively. Without the effect of currency rate changes, the increase was 4.3%. The increase in 1996 is primarily attributable to higher R&D personnel costs due to increased headcount. R&D expenditures were approximately 16% of revenue (excluding third party) in both years with the amount of R&D capitalized in both years at approximately 15% of gross R&D costs. The Company capitalizes certain development costs in accordance with Statement of Financial Accounting Standard No. 86 ("FAS 86"). To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the products. Product development and support expenses may fluctuate annually depending in part upon the number and status of internal software development projects.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND MARKETING:

Sales and marketing expenses increased by 3.4% and represented 49.1% of revenues in 1996 compared to 49.3% in 1995. Without the effect of currency rate changes, there would be no change from the prior year as an increase in commission expense in Europe was offset by lower marketing costs worldwide.

GENERAL AND ADMINISTRATIVE:

General and administrative expenses decreased 7.8% in 1996 and represented 9.6% and 10.8% of revenues for 1996 and 1995. Without the effect of currency rate changes, general and administrative expenses would have decreased 10.6%. The decrease is primarily attributable to lower personnel costs and legal expense.

INTEREST AND OTHER INCOME, NET:

Interest and other income consists principally of interest income, interest expense, currency gain or loss and gain or loss on disposal of assets. The increase in 1996 over 1995 is mainly due to interest income as installment receivables increased approximately 61% over the first quarter of 1995. In addition, 1995 included a write-off of an investment of approximately $300,000.

INCOME TAXES:

The effective tax rate was 30.0% for 1996 and 1995. The Company's effective tax rate differs from the federal statuary rate due primarily to permanently invested earnings of foreign subsidiaries being taxed at rates lower than the federal statutory rate. Management believes future taxable income will be sufficient to realize the tax benefit of the net deferred tax asset of $10,613,000.

The Company is currently under audit for federal tax purposes for fiscal year 1993. Management believes that the audit will be resolved without material adverse effect on the Company's financial position.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:

The significant sources of cash during 1996 include proceeds from the sale of short-term investments of $2,100,000; the exercise of employee stock options of $381,000 and stock purchases through the Employee Stock Purchase Plan of $493,000. The significant uses of cash during 1996 include $264,000 used by operating activities; $928,000 for purchases of furniture, equipment and leasehold improvements; $757,000 for internally developed capitalized software; $648,000 for investment in long-term equity securities; $559,000 for payments on capital leases; $253,000 for payments on notes payable; $325,000 for purchased capitalized software and $150,000 for net payments under a line of credit. Included in short-term investments is a $1,400,000 certificate of deposit pledged as collateral for the lease financing of certain computer equipment. Management believes cash flows from operations and existing cash resources will be adequate to meet its working capital requirements for the foreseeable future.

BOOLE & BABBAGE, INC.

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             EX-27 Financial Data Schedule

         (b) Reports on Form 8-K - None

                        BOOLE & BABBAGE, INC. SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BOOLE & BABBAGE, INC.



                                                  \Paul E. Newton\
February 12, 1996
-----------------                                 ------------------------------
                                                  Paul E. Newton
                                                  President and Director
                                                  (Principal Executive Officer)



                                                  \Arthur F. Knapp, Jr.\
February 12, 1996
-----------------                                 -----------------------------
                                                  Arthur F. Knapp, Jr.
                                                  Senior Vice President
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



                                                  \Carla J. Dorow\
February 12, 1996
-----------------                                 ------------------------------
                                                  Carla J. Dorow
                                                  Controller
                                                  (Principal Accounting Officer)