Form 10-Q
period 1996-03-31
BOOLE & BABBAGE INC
filed 1996-05-15
CIK 734394

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996
                                  --------------

                                       OR

[      ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to______________

Commission File Number    0-132-58
                         ----------

                              BOOLE & BABBAGE, INC.
                 ----------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                    94- 1651571
           ----------                                   -----------
   (State or other jurisdiction of                   (I.R.S. Employer
   Incorporation or organization)                    Identification No.)

                3131 Zanker Road, San Jose, California 95134-1933
                -------------------------------------------------
                    (Address of principal executive offices)

Registrant's Telephone number, including area code:  408-526-3000
                                                    ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___

11,034,364 shares of common stock of the Registrant were outstanding as of April 30, 1996.


                              BOOLE & BABBAGE, INC.

                                      INDEX

                                                                                            Page No.

Part I        FINANCIAL INFORMATION

       Item 1.        FINANCIAL STATEMENTS
                      Consolidated Balance Sheets
                           March 31, 1996 and September 30, 1995                                 1

                      Consolidated Statements of Income
                           Three and Six Months Ended March 31, 1996 and 1995                    2

                      Consolidated Statements of Cash Flows
                           Six Months Ended March 31, 1996 and 1995                              3

                      Notes to Consolidated Financial Statements                                 4-5


       Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND  RESULTS
                      OF OPERATIONS
                           Three and Six Months Ended March 31, 1996 and 1995                    6-11


Part II       OTHER INFORMATION

       Item 4.        SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS                                                        12
       Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                                           12


Signatures                                                                                       13


                             Boole & Babbage, Inc.
                          Consolidated Balance Sheets
                      (Amounts in thousands except shares)
                           (March 31, 1996 unaudited)


                                                                             March 31,     September 30,
                                                                               1996            1995
                                                                             --------        --------
Assets
Current assets:
    Cash and cash equivalents                                                 $23,686          $22,340
    Short-term investments                                                     15,489           15,800
    Accounts receivable, net                                                   23,241           27,293
    Installment and other receivables, net                                     40,369           28,066
    Deferred tax asset                                                          5,720            5,810
    Prepaid expenses and other current assets                                   5,612            4,967
                                                                             --------         --------
        Total current assets                                                  114,117          104,276

Purchased and internally developed software, net                               11,823           12,278
Equipment, furniture and leasehold improvements, net                            6,963            7,341
Long-term installment and other receivables                                    37,406           32,223
Long-term deferred tax asset                                                    4,843            4,843
Costs in excess of net assets of purchased businesses, net                        673              687
Other assets                                                                    3,120            2,260
                                                                             --------         --------
        Total assets                                                         $178,945         $163,908
                                                                             ========         ========


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                          $7,726          $6,595
     Accrued payroll expense                                                    7,278           7,149
     Other accrued liabilities                                                 17,209          18,133
     Short-term borrowings                                                        791             400
     Notes payable due within one year                                            271             513
     Capital lease obligations due within one year                                977           1,348
     Deferred maintenance revenue                                              42,772          40,180
                                                                             --------        --------
        Total current liabilities                                              77,024          74,318

Notes payable due after one year                                                  635             663
Capital lease obligations due after one year                                      418             683
Deferred maintenance revenue due after one year                                21,632          18,057

Stockholders' equity:
     Preferred stock, 2,000,000 shares authorized, $.001 par value, none
         issued                                                                    --              --
     Common stock, $.001 par value, authorized--15,000,000 shares; issued--
         11,683,397 (11,476,050 at September 30, 1995)                             11              11
     Additional paid-in capital                                                32,434          30,844
     Retained earnings                                                         51,290          42,672
     Unrealized gain (loss) on marketable securities                              244             132
     Foreign currency translation adjustment                                      312           1,013
     Less treasury stock, 708,325 shares (683,325 at September 30, 1995),
         at cost                                                               (5,055)         (4,485)
                                                                               ------          ------
        Total stockholders' equity                                             79,236          70,187
                                                                               ------          ------
        Total liabilities and stockholders' equity                           $178,945        $163,908
                                                                             ========        ========

See accompanying notes.

                             Boole & Babbage, Inc.
                       Consolidated Statements of Income
              (Amounts in thousands, except net income per share)
                                  (Unaudited)

                                              Three Months Ended             Six Months Ended
                                                  March 31,                      March 31,
                                           ----------------------         ----------------------
                                            1996          1995 (a)         1996           1995(a)
                                           -------         -------        -------         -------
Revenue:
      New product revenue                  $21,668         $18,787        $43,142         $39,526
      Maintenance fees and other            18,997          18,466         37,642          36,300
                                           -------         -------        -------         -------
           Total revenue                    40,665          37,253         80,784          75,826
                                           -------         -------        -------         -------

Costs and expenses:
      Cost of revenue                        8,004           7,310         15,412          14,346
      Product development, net               4,540           3,842          8,914           8,000
      Sales and marketing                   19,814          18,255         39,496          37,286
      General and administrative             3,851           3,792          7,702           7,969
                                           -------         -------        -------         -------
           Total costs and expenses         36,209          33,199         71,524          67,601
                                           -------         -------        -------         -------

Operating income                             4,456           4,054          9,260           8,225

Interest and other income, net               1,408           1,116          2,714           1,747
                                           -------         -------        -------         -------
Income before provision for income taxes     5,864           5,170         11,974           9,972

Provision for income taxes                   1,530           1,600          3,355           3,090

Net income                                  $4,334          $3,570         $8,619          $6,882
                                            ======          ======         ======          ======

Net income per share (b)                    $ 0.36          $ 0.31         $ 0.72          $ 0.60
                                            ======          ======         ======          ======

Shares used in per share calculations(b)    11,975          11,550         11,950          11,425
                                            ======          ======         ======          ======

(a)  Reflects reclassifications to conform to current year's presentation.
(b) Per share data and number of shares reflect a 3-for-2 stock split which became effective on December 6, 1995.

                                      -2-


                             Boole & Babbage, Inc.
                     Consolidated Statements of Cash Flows
                       (Amounts in thousands) (Unaudited)

                                                                                 Six Months Ended
                                                                                      March 31,
                                                                              ------------------------
                                                                               1996            1995
                                                                              -------         -------
Cash flows from operating activities:
  Net income                                                                   $8,619          $6,882
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
      Depreciation, amortization and write-off of capitalized software          4,693           4,804
      Stock issued under compensatory stock plans                                  63              62
      Minority interest                                                            --             (61)
      Changes in operating assets and liabilities excluding the effect of acquisitions:
         Accounts receivable and installment and other receivables            (14,994)         (5,164)
         Prepaid expenses and other assets                                       (682)           (735)
         Accounts payable and accrued expenses                                    911            (236)
         Deferred maintenance revenue                                           7,204           5,049
                                                                              -------         -------

Net cash provided by operating activities                                       5,814          10,601
                                                                              -------         -------

Cash flows from investing activities:
     Purchases of equipment, furniture and leasehold improvements              (1,735)         (1,796)
     Payments for capitalized software                                         (1,980)         (1,504)
     Net sales of short-term investments                                          311              --
     Investment in equity securities                                             (855)            (29)
                                                                              -------         -------

Net cash used for investing activities                                         (4,259)         (3,329)
                                                                              -------         -------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                    1,527           1,246
      Treasury stock purchase                                                    (570)             --
      Payments on notes payable                                                  (262)           (491)
      Borrowings under line of credit                                             390              --
      Payments on capital leases                                                 (902)         (1,010)
                                                                              -------         -------

Net cash provided by (used for) financing activities                              183            (255)
                                                                              -------         -------

Effect of exchange rate changes on cash                                          (392)            622
                                                                              -------         -------

Net increase in cash and cash equivalents                                       1,346           7,639

Cash and cash equivalents at beginning of period                               22,340          34,019
                                                                              -------         -------

Cash and cash equivalents at end of period                                    $23,686         $41,658
                                                                              =======         =======

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
          Interest                                                               $254            $588
          Income taxes, net                                                    $3,030          $1,247


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

     The consolidated financial information at March 31, 1996 and for the three- and six- month periods ended March 31, 1996 and 1995 is unaudited. The statements in this report include all adjustments of a normal recurring nature. In the opinion of management, these adjustments are necessary for a fair statement of the interim results for the periods presented. The interim results are not necessarily indicative of the results for the full year.


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


                                             3 mos. ended Mar. 31,         6 mos. ended Mar 31,
      (Amounts in thousands, except          --------------------          --------------------
      net income per share)                    1996       1995               1996          1995
                                               ----       ----               ----          ----
      Primary: (a)
      Common shares outstanding                10,968    10,538            10,921         10,500
      Employee stock option plans               1,007     1,012             1,029            925
                                               -----     -----             -----            ---
                                               11,975    11,550            11,950         11,425
                                               ======    ======            ======         ======

      Net income                               $4,334    $3,570            $8,619         $6,882
                                               ======    ======            ======         ======
      Net income per share                       $.36      $.31              $.72           $.60
                                                 ====      ====              ====           ====

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

     "New Product Revenue" consists of licensing of core software products (net of the bundled maintenance) plus consulting and education services related to those products. "Maintenance Fees and Other" consists of revenue from maintenance, hardware sales, computer services and royalties from IBM related to the jointly developed CICS product now being sold by IBM. "Cost of Revenue" includes the cost of maintenance support as well as royalties paid to independent software authors, amortization of purchased and internally developed software, the cost of hardware associated with certain sales of client/server products and costs related to operating the computer services division. "Product Development, Net" consists of development costs less costs capitalized under FAS 86.

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


REVENUES:

The Company derives its revenues primarily from the licensing of computer software programs, consulting and education services, and the sales of software maintenance services. Total revenue for the 3 and 6 months ended March 31, 1996 and 1995 increased over the same period in the prior year by 9.2% and 6.5%, respectively.

                                        % of Revenue                             % of Revenue
                                        ------------                             ------------
                                     3 Mo. ended Mar. 31,                     6 Mo. ended Mar. 31,
                                     --------------------                     --------------------
                                      1996        1995        Y/Y chg          1996        1995        Y/Y chg
                                      ----------- ----------- -----------    ----------- ----------- -----------
New product revenue                    53.3%       50.4%      15.3%            53.4%       52.1%       9.1%
Maintenance fees and other             46.7%       49.6%       2.9%            46.6%       47.9%       3.7%
                                      ----------- ----------- -----------    ----------- ----------- -----------
    Total                             100.0%      100.0%       9.2%           100.0%      100.0%       6.5%
                                      ----------- ----------- -----------    ----------- ----------- -----------


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

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Products:

Client/Server products grew 85.3% and 68.7% and accounted for 23.3% and 21.1% of new product revenue for the 3 and 6 months ended March 31, 1996, respectively. The Company anticipates that this group will continue to show high growth rates for the remainder of fiscal 1996 as new products such as Ensign and Stage3 begin to produce greater revenue. However, these two new products have taken longer to rollout than originally planned and the Company competes with certain firms who have greater resources along with products already in the marketplace. In addition, the Company is dependent on the client/server market developing at a rapid rate despite recent reports by industry analysts that implementation of client/server networks may be more expensive and time-consuming than users had anticipated, which could potentially slow the growth of the market. Due to these factors, there can be no assurances that these new products will achieve significant market acceptance or competitive success and thus contribute to revenue growth. Mainframe products grew 3.4% for the quarter, but decreased 0.3% for the 6 month period as a result of several large sales in Q195. Mainframe products include Plex products, which enable customers to handle large groups of computer processors, particularly the new parallel processing machines by IBM. The Company's new product growth rates could be materially and adversely impacted if the new parallel processors do not gain significant market acceptance and customer spending shifts away from traditional mainframes to technology platforms where the Company does not have significant product acceptance.


Markets:

                                         % of New Revenue                         % of New Revenue
                                         ----------------                         ----------------
                                       3 Mo. ended Mar. 31,                     6 Mo. ended Mar. 31,
                                       ---------------------                    --------------------
                                        1996        1995        Y/Y chg        1996        1995        Y/Y chg
                                      ----------- ----------- -----------    ----------- ----------- -----------
Domestic                               24.3%       27.3%       2.5%           27.8%       30.9%       (1.8%)
International                          75.7%       72.7%      20.1%           72.2%       69.1%       14.0%
                                      ----------- ----------- -----------    ----------- ----------- -----------
    Total                             100.0%      100.0%      15.3%          100.0%      100.0%        9.1%
                                      ----------- ----------- -----------    ----------- ----------- -----------


Domestic:
Field sales grew 3.9% and 8.8% for 3 and 6 months, respectively, but was offset by decreases in telesales of 3.8% and 36.1%. The telesales group decreases were due to ineffective sales execution as well as a change in sales year from a calendar year to a fiscal year to conform with the rest of the Company's sales force which had the effect of shifting momentum away from the traditional final quarter. For growth to return in this geographic market, the Company is dependent on increased productivity from the telesales group, continued increases from the field sales force, and the ability to generate larger size transactions. The Company has recently made several changes to sales management in an effort to improve the overall effectiveness of this channel.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


International:
The increase in the Company's new product revenues from its international operations, comprised of foreign subsidiaries and marketing agents, is primarily a result of strong growth in Europe of 21.5% and 17.6% for the 3 and 6 month periods, respectively. Without the effect of currency rate changes, international new product revenue grew 21.9% and 11.3% for 3 and 6 months, respectively.. Since the majority of new revenue is derived from international markets, the Company's operations and financial results could be significantly and adversely affected by international factors such as changes in currency exchange rates and specific countries' political and economic circumstances. The Company has implemented an economic hedging program to attempt to reduce its exposure to currency fluctuations for a portion of its anticipated intercompany royalty transactions through the next quarter. As a result of this strategy, during the six months ended March 31, 1996, the Company has recognized less benefit from continued weakness in the U.S. dollar than if no hedging programs were undertaken.

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

Maintenance fees and other grew 2.9% and 3.7% for the quarter and year-to-date, respectively. Without the effect of currency rate changes, maintenance fees and other grew 3.7% and 2.2%. This increase is mainly the result of increased product licensing in the previous year combined with high renewal rates but reduced by higher discounts granted on multiple-year maintenance packages purchased by customers.

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

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COSTS AND EXPENSES:

                                        % of Revenue                             % of Revenue
                                        ------------                              ------------
                                     3 Mo. ended Mar. 31,                     6 Mo. ended Mar. 31,
                                     --------------------                     --------------------
                                      1996        1995        Y/Y chg        1996        1995        Y/Y chg
                                      ----------- ----------- -----------    ----------- ----------- -----------
Cost of revenue                         19.7%       19.6%       9.5%           19.1%       18.9%       7.4%
Product development, net                11.1%       10.3%      18.2%           11.0%       10.6%      11.4%
Sales and marketing                     48.7%       49.0%       8.5%           48.9%       49.2%       5.9%
General and administrative               9.5%       10.2%       1.6%            9.5%       10.5%      (3.4%)
                                      ----------- ----------- -----------    ----------- ----------- -----------
    Total                               89.0%       89.1%       9.1%           88.5%       89.2%       5.8%
                                      ----------- ----------- -----------    ----------- ----------- -----------


Cost of revenue:

Cost of revenue consists primarily of the cost of product maintenance support, royalties paid to independent software authors, amortization of purchased and internally developed software, the cost of hardware associated with certain sales of client/server products and costs related to operating the computer services division. Cost of revenue increased by 9.5% for the quarter and 7.4% for the 6 month period in 1996. Without the effect of currency rate changes, the increases were 8.9% and 5.2%, respectively. The increases in 1996 are primarily attributable to increased royalties on higher third-party revenue in Europe and Japan. A new contract with a third-party vendor in Europe has significantly reduced the royalties on maintenance from Q295 through Q496. Since this reduction was in effect for both years, there was no material impact on the comparability between these periods. In general, the relationship of cost of revenue to revenue will fluctuate due primarily to changes in revenue mix, maintenance support, royalty agreements and amortization of capitalized software.

Product development, net:

Net product development costs increased by 18.2% for the quarter and 11.4% for the 6 month period in 1996. Without the effect of currency rate changes, the increases were 17.9% and 10.9%, respectively. The increases in 1996 are primarily attributable to higher R&D personnel costs due to increased headcount. R&D expenditures were approximately 16% of revenue (excluding third party) in both years with the amount of R&D capitalized in both years at approximately 16% of gross R&D costs. The Company capitalizes certain development costs in accordance with Statement of Financial Accounting Standard No. 86 ("FAS 86"). To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the products. Product development and support expenses may fluctuate annually depending in part upon the number and status of internal software development projects.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and marketing:

Sales and marketing expenses increased by 8.5% for the quarter and 5.9% for the 6 month period in 1996. Without the effect of currency rate changes, the increases were 8.2% and 4.0%, respectively. The increases are primarily a result of commissions in international markets and higher headcount in Europe partially offset by a decrease in certain marketing campaigns.

General and Administrative:

General and administrative expenses increased by 1.6% for the quarter and decreased 3.4% for the 6 month period.. Without the effect of currency rate changes, the increase was 1.4% for the quarter and the decrease was 4.9% for the six month period. The increase for the quarter is a result of increased consulting. The decrease for the 6 months is primarily attributable to lower personnel costs and legal expense.

Interest and other income, net:

Interest and other income consists principally of interest income, interest expense, currency gain or loss, and gain or loss on disposal of assets. The 55.4% increase over 1995 is mainly due to higher interest income as installment receivables increased approximately 75% over a year ago. In addition, Q195 included an investment write-off of approximately $300,000.

Income Taxes:

The effective tax rates for 1996 were 26.1% and 28% for the quarter and six month period, compared with a 31% rate in 1995. The change is primarily due to the utilization of certain foreign net operating loss carryforwards previously included in the deferred tax asset valuation allowance. The Company's effective tax rate differs from the federal statuary rate due primarily to permanently invested earnings of foreign subsidiaries being taxed at rates lower than the federal statutory rate. Management believes future taxable income will be sufficient to realize the tax benefit of the net deferred tax asset of $10,563,000.

The Company is currently under audit for federal tax purposes for fiscal year 1993. Management believes that the audit will be resolved without material adverse effect on the Company's financial position or results of operations.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:

The significant sources of cash during 1996 include $5,814,000 provided from operations; the exercise of employee stock options of $1,034,000; stock purchases through the Employee Stock Purchase Plan of $493,000; net proceeds under a line of credit of $390,000; and net proceeds from the sale of short-term investments of $311,000;. The significant uses of cash during 1996 include $1,735,000 for purchases of furniture, equipment and leasehold improvements;
$1,655,000 for internally developed capitalized software; $855,000 for investment in long-term equity securities; $902,000 for payments on capital leases; $570,000 for purchase of treasury stock; $262,000 for payments on notes payable; and $325,000 for purchased capitalized software. Included in short-term investments is a $1,400,000 certificate of deposit pledged as collateral for the lease financing of certain computer equipment. Management believes cash flows from operations and existing cash resources will be adequate to meet its working capital requirements for the foreseeable future.

BOOLE & BABBAGE, INC.

                           PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Boole & Babbage, Inc. was held February 22, 1996, for the purpose of electing two people to the Company's Board of Directors to serve a three-year term expiring on the date of the Company's 1999 annual meeting of stockholders, to approve an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock, to adopt the Company's 1995 Stock Option Plan and to ratify the selection of Ernst & Young LLP as the Company' independent auditors for the next fiscal year. Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Paul E. Newton was elected to the board of directors for a three-year term with 9,806,629 votes "FOR" and 12,180 votes "WITHHELD".

Raymond E. Cairns was elected to the board of directors for a three-year term with 9,807,604 votes "FOR" and 11,205 votes "WITHHELD".

The amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized number of shares of Common Stock from 15,000,000 to 30,000,000 was approved by the following vote:


                                                                   Broker
          "FOR"            "AGAINST"          "ABSTAIN"           Nonvotes
          -----            ---------          ---------          ----------
        9,112,099           643,060            11,255             52,395

The Company's 1995 Stock Option Plan, which is intended to replace the expiring 1986 Stock Option Plans, and the reservation of 750,000 shares under the 1995 Stock Option Plan was approved by the following vote:

                                                                  Broker
          "FOR"            "AGAINST"          "ABSTAIN"          Nonvotes
          -----            ---------          ---------          ----------
        5,919,285          2,184,079           43,703            1,671,742

The selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1996 was ratified by the following vote:

                                                                  Broker
          "FOR"            "AGAINST"          "ABSTAIN"          Nonvotes
          -----            ---------          ---------          ----------
        9,794,174           11,233             13,402              NONE

ITEM 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits - None

             (b) Reports on Form 8-K - None

                        BOOLE & BABBAGE, INC. SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   BOOLE & BABBAGE, INC.



May 14, 1996                       \Paul E. Newton\
                                   --------------------------
                                   Paul E. Newton
                                   President and Director
                                   (Principal Executive Officer)



May 14, 1996                       \Arthur F. Knapp, Jr.\
                                   --------------------------
                                   Arthur F. Knapp, Jr.
                                   Senior Vice President
                                   Chief Financial Officer
                                   (Principal Financial Officer)



May 14, 1996                       \Carla J. Dorow\
                                   --------------------------
                                   Carla J. Dorow
                                   Controller
                                   (Principal Accounting Officer)