Form 10-Q
period 1996-06-30
BOOLE & BABBAGE INC
filed 1996-08-14
CIK 734394

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996

                                       OR

[     ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to______________

Commission File Number  0-132-58

                              BOOLE & BABBAGE, INC.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                   94- 1651571
    (State or other jurisdiction of                     (I.R.S. Employer
    Incorporation or organization)                     Identification No.)

                3131 Zanker Road, San Jose, California 95134-1933
                    (Address of principal executive offices)

Registrant's Telephone number, including area code:  408-526-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes X     No___

11,180,805 shares of common stock of the Registrant were outstanding as of July 31, 1996.

                              BOOLE & BABBAGE, INC.

                                      INDEX


Part I   FINANCIAL INFORMATION                                          Page No.

   Item 1.   FINANCIAL STATEMENTS
             Consolidated Balance Sheets
                June 30, 1996 and September 30, 1995                       1

             Consolidated Statements of Income
                Three and Nine Months Ended June 30, 1996 and 1995         2

             Consolidated Statements of Cash Flows
                Nine Months Ended June 30, 1996 and 1995                   3

             Notes to Consolidated Financial Statements                   4-5


   Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND  RESULTS
             OF OPERATIONS
                 Three and Nine Months Ended June 30, 1996 and 1995       6-11


Part II      OTHER INFORMATION

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                             12


Signatures                                                                13

                             Boole & Babbage, Inc.
                          Consolidated Balance Sheets
                      (Amounts in thousands except shares)
                           (June 30, 1996 unaudited)

                                                                        June 30,      September 30,
Assets                                                                    1996            1995
                                                                     ------------    ---------------
Current assets:
    Cash and cash equivalents                                           $24,172          $22,340
    Short-term investments                                               17,406           15,800
    Accounts receivable, net                                             25,474           27,293
    Installment and other receivables, net                               42,862           28,066
    Deferred tax asset                                                    5,763            5,810
    Prepaid expenses and other current assets                             4,550            4,967
                                                                     -----------      -----------
        Total current assets                                            120,227          104,276

Purchased and internally developed software, net                         11,730           12,278
Equipment, furniture and leasehold improvements, net                      6,868            7,341
Long-term installment and other receivables                              41,556           32,223
Long-term deferred tax asset                                              4,843            4,843
Costs in excess of net assets of purchased businesses, net                  667              687
Other assets                                                              3,036            2,260
                                                                     -----------      -----------
        Total assets                                                   $188,927         $163,908
                                                                     ===========      ===========


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                    $7,061          $6,595
     Accrued payroll expense                                              7,362           7,149
     Other accrued liabilities                                           17,499          18,133
     Short-term borrowings                                                  683             400
     Notes payable due within one year                                      292             513
     Capital lease obligations due within one year                          760           1,348
     Deferred maintenance revenue                                        44,764          40,180
                                                                     -----------      ----------
        Total current liabilities                                        78,421          74,318

Notes payable due after one year                                            384             663
Capital lease obligations due after one year                                395             683
Deferred maintenance revenue due after one year                          24,265          18,057

Stockholders' equity:
     Preferred stock, 2,000,000 shares authorized, $.001 par value,       --              --
     Common stock, $.001 par value, authorized--30,000,000 shares;
     issued--11,896,438 (11,476,050 at September 30, 1995)                   12              11
     Additional paid-in capital                                          34,501          30,844
     Retained earnings                                                   55,369          42,672
     Unrealized gain on marketable securities                               627             132
     Foreign currency translation adjustment                                607           1,013
     Less treasury stock, 732,025 shares (683,325 at September 30,
      1995), at cost                                                     (5,654)         (4,485)
                                                                    ------------      ----------
        Total stockholders' equity                                       85,462          70,187
                                                                    ------------      ----------
        Total liabilities and stockholders' equity                     $188,927        $163,908
                                                                    ============      ==========

See accompanying notes.

                             Boole & Babbage, Inc.
                       Consolidated Statements of Income
              (Amounts in thousands, except net income per share)
                                  (Unaudited)

                                              Three Months Ended               Nine Months Ended
                                                   June 30,                         June 30,
                                         ---------------------------      ---------------------------
                                            1996            1995(a)          1996           1995(a)
                                         ----------       ----------      ----------      -----------

Revenue:
      New product revenue                  $22,312          $18,924        $65,454          $58,450
      Maintenance fees and other            18,605           18,444         56,247           54,744
                                         ----------       ----------      ---------       ----------
           Total revenue                    40,917           37,368        121,701          113,194
                                         ----------       ----------      ---------       ----------

Costs and expenses:
      Cost of revenue                        8,566            7,110         23,978           21,456
      Product development, net               4,650            3,748         13,563           11,748
      Sales and marketing                   19,570           20,145         59,066           57,431
      General and administrative             3,987            3,006         11,690           10,975
                                         ----------       ----------      ---------       ----------
           Total costs and expenses         36,773           34,009        108,297          101,610
                                         ----------       ----------      ---------       ----------

Operating income                             4,144            3,359         13,404           11,584

Interest and other income, net               1,519            1,037          4,233            2,784
                                         ----------       ----------      ---------       ----------
Income before provision for income taxes     5,663            4,396         17,637           14,368

Provision for income taxes                   1,585            1,230          4,940            4,320
                                         ----------       ----------      ---------       ----------

Net income                                  $4,078           $3,166        $12,697          $10,048
                                         ==========       ==========      =========       ==========

Net income per share (b)                 $    0.34        $    0.27       $   1.06        $    0.88
                                         ==========       ==========      =========       ==========

Shares used in per share calculations(b)    12,120           11,650         11,995           11,475
                                         ==========       ==========      =========       ==========

(a)  Reflects reclassifications to conform to current year's presentation.
(b) Per share data and number of shares reflect a 3-for-2 stock split which became effective on December 6, 1995.

                             Boole & Babbage, Inc.
                     Consolidated Statements of Cash Flows
                       (Amounts in thousands) (Unaudited)
                                                                               Nine Months Ended
                                                                                    June 30,
                                                                           --------------------------
                                                                                1996           1995
                                                                           ------------    ----------
Cash flows from operating activities:
  Net income                                                                  $12,697         $10,048
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and write-off of capitalized software          6,757           7,129
      Gain on sale of equity securities                                          (291)             --
      Stock issued under compensatory stock plans                                  85              96
      Minority interest                                                            --             (61)
      Changes in operating assets and liabilities excluding the effect of acquisitions:
         Accounts receivable and installment and other receivables            (23,085)        (10,238)
         Prepaid expenses and other assets                                       (744)         (2,117)
         Accounts payable and accrued expenses                                  1,604          (2,958)
         Deferred maintenance revenue                                          11,392           6,970
                                                                           -----------     -----------
Net cash provided by operating activities                                       8,415           8,869
                                                                           -----------     -----------

Cash flows from investing activities:
     Purchases of equipment, furniture and leasehold improvements              (2,595)         (2,527)
     Payments for capitalized software                                         (2,957)         (2,314)
     Net purchases of short-term investments                                   (1,606)             --
     Investment in equity securities                                             (855)           (344)
     Proceeds from sale of equity securities                                      717              --
                                                                           -----------     -----------
Net cash used for investing activities                                         (7,296)         (5,185)
                                                                           -----------     -----------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                    3,572           2,329
      Treasury stock purchases                                                 (1,169)             --
      Borrowings under line of credit, net                                        282              --
      Payments on notes payable                                                  (494)           (936)
      Payments on capital leases                                               (1,142)         (1,480)
                                                                           -----------     -----------
Net cash provided by (used for) financing activities                            1,049             (87)
                                                                           -----------     -----------

Effect of exchange rate changes on cash                                          (336)          1,000
                                                                           -----------     -----------
Net increase in cash and cash equivalents                                       1,832           4,597

Cash and cash equivalents at beginning of period                               22,340          34,019
                                                                           -----------     -----------

Cash and cash equivalents at end of period                                    $24,172         $38,616
                                                                           ===========     ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                    $401           $900
     Income taxes, net                                                         $3,730         $2,760

Supplemental disclosures of noncash investing and financing activities:
        A capital lease obligation of $265,000 was incurred in 1996 for the purchase of equipment.

See accompanying notes

                                       3

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

     The consolidated financial information at June 30, 1996 and for the three- and nine- month periods ended June 30, 1996 and 1995 is unaudited. The statements in this report include all adjustments of a normal recurring nature. In the opinion of management, these adjustments are necessary for a fair statement of the interim results for the periods presented. The interim results are not necessarily indicative of the results for the full year.

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

       (Amounts in thousands, except            3 mos. ended June 30,              9 mos. ended June 30,
       net income per share)                    ---------------------              ---------------------
                                                 1996           1995                1996           1995
                                                 ----           ----                ----           ----
      Primary: (a)
      Common shares outstanding                  11,113        10,673               10,969        10,525
      Employee stock option plans                 1,007           977                1,026           950
                                                -------       -------              -------       -------
                                                 12,120        11,650               11,995        11,475
                                                =======       =======              =======       =======

      Net income                                 $4,078        $3,166              $12,697       $10,048
                                                =======       =======              =======       =======

      Net income per share                         $.34          $.27                $1.06          $.88
                                                =======       =======              =======       =======

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

     "New Product Revenue" consists of licensing of core software products (net of the bundled maintenance) plus consulting and education services related to those products. "Maintenance Fees and Other" consists of revenue from maintenance, hardware sales, computer services and royalties from IBM related to the jointly developed CICS product now being sold by IBM. "Cost of Revenue" includes the cost of maintenance support as well as royalties paid to independent software authors, amortization of purchased and internally developed software, the cost of hardware associated with certain sales of client/server products and costs related to operating the computer services division. "Product Development, Net" consists of engineering and development costs less costs capitalized under FAS 86.

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


REVENUES:

The Company derives its revenues primarily from the licensing of computer software programs, consulting and education services, and the sales of software maintenance services. Total revenue for the 3 and 9 months ended June 30, 1996 increased over the same period in the prior year by 9.5% and 7.5%, respectively.
Without the effect of currency rate changes, total revenue grew 16.4% and 8.7%, respectively.

                                                % of Revenue                           % of Revenue
                                                ------------                           ------------
                                             3 Mo. ended June 30,                  9 Mo. ended June 30,
                                             --------------------                  ---------------------
                                       1996        1995        Y/Y chg        1996        1995        Y/Y chg
                                      --------------------------------       ---------------------------------
New product revenue                    54.5%       50.6%       17.9%          53.8%       51.6%       12.0%
Maintenance fees and other             45.5%       49.4%        0.9%          46.2%       48.4%        2.7%
                                      --------------------------------       ---------------------------------
    Total                             100.0%      100.0%        9.5%         100.0%      100.0%        7.5%
                                      --------------------------------       ---------------------------------

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

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Products:

Client/Server products grew 65.6% and 67.5% and accounted for 24.9% and 22.4% of new product revenue for the 3 and 9 months ended June 30, 1996, respectively. The Company anticipates that this group will continue to show high growth rates for the remainder of fiscal 1996 as new products such as Ensign begin to produce greater revenue. However, Ensign has taken longer to rollout than originally planned and the Company competes with certain firms who have greater resources along with products already in the marketplace. These same types of circumstances resulted in below-plan sales on the Stage3 LAN backup product which caused the Company to take a charge of about $1 million for the remaining royalty commitment in the third quarter of 1996. In addition, the Company is dependent on the client/server market developing at a rapid rate despite recent reports by industry analysts that implementation of client/server networks may be more expensive and time-consuming than users had anticipated, which could potentially slow the growth of the market. Due to these factors, there can be no assurances that new client/server products will achieve significant market acceptance or competitive success and thus contribute to revenue growth. Mainframe products grew 7.6% and 2.2% and accounted for 75.1% and 77.6% of new product revenue for the 3 and 9 months ended June 30, 1996, respectively. Mainframe products include Plex products, which enable customers to handle large groups of computer processors, particularly the new parallel processing machines by IBM. The Company's new product growth rates could be materially and adversely impacted if the new parallel processors do not gain significant market acceptance and customer spending shifts away from traditional mainframes to technology platforms where the Company does not have significant product acceptance.

Markets:

                                               % of New Revenue                       % of New Revenue
                                               ----------------                       ----------------
                                             3 Mo. ended June 30,                   9 Mo. ended June 30,
                                             --------------------                   --------------------
                                      1996          1995      Y/Y chg          1996        1995      Y/Y chg
                                      --------------------------------       --------------------------------
Domestic                                33.2%       24.3%     61.0%            29.7%       28.8%      15.4%
International                           66.8%       75.7%      4.0%            70.3%       71.2%      10.6%
                                      --------------------------------       --------------------------------
    Total                             100.0%       100.0%     17.9%           100.0%      100.0%      12.0%
                                      --------------------- ----------       --------------------------------

Domestic:
Field sales grew 76.9% and 28.2% for 3 and 9 months, respectively, but was offset by decreases in telesales of 4.6% and 28.6%. The telesales group decreases were due to ineffective sales execution as well as a change in sales year from a calendar year to a fiscal year to conform with the rest of the Company's sales force which had the effect of shifting momentum away from the traditional final quarter. For growth to return in this geographic market, the Company is dependent on increased productivity from the telesales group, continued increases from the field sales force, and the ability to generate larger size transactions. The Company has recently made several changes to sales management in an effort to improve the overall effectiveness of this channel.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


International:
The increase in the Company's new product revenues from its international operations, comprised of foreign subsidiaries and marketing agents, is primarily a result of strong growth in Europe of 14.2% and 16.5% for the 3 and 9 month periods, respectively. Without the effect of currency rate changes, international new product revenue grew 14.5% and 12.5% for 3 and 9 months, respectively. Since the majority of new revenue is derived from international markets, the Company's operations and financial results could be significantly and adversely affected by international factors such as changes in currency exchange rates and specific countries' political and economic circumstances. The Company has implemented an economic hedging program to attempt to reduce its exposure to currency fluctuations through the next quarter. As a result of this strategy, during the nine months ended June 30, 1996, the Company has recognized slightly less benefit from weakness in the U.S. dollar than if no hedging programs were undertaken.

Maintenance fees and other:

Maintenance revenue is generated from services the Company provides including technical support, product enhancements, system updates and user documentation. Maintenance revenue also includes maintenance services for an initial period ranging from six months to one year which is included in the initial charge when the Company licenses its software products under a long-term agreement. Thereafter on each anniversary date of the license, the customer may elect to renew its maintenance contract with the Company. Customers may also elect to purchase advance maintenance at the time of product licensing for maintenance periods beyond the first year. Included in maintenance fees and other is revenue from computer services, hardware sales and royalties from IBM for the jointly developed CICS product. As announced on July 15, 1996, the Company has finalized a long-term licensing agreement with IBM which replaces the prior agreement and could result in an estimated total royalty payments of $10 million from the fourth quarter of fiscal 1996 through the second quarter of fiscal 1999.

Maintenance fees and other grew 0.9% and 2.7% for the quarter and year-to-date, respectively. Without the effect of currency rate changes, maintenance fees and other grew 6.6% and 3.7%. This increase is mainly the result of increased product licensing in the previous year combined with high renewal rates but reduced by higher discounts granted on multiple-year maintenance packages purchased by customers.

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

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COSTS AND EXPENSES:

                                                 % of Revenue                         % of Revenue
                                                 ------------                         ------------
                                             3 Mo. ended June 30,                 9 Mo. ended June 30,
                                             --------------------                 --------------------
                                        1996        1995     Y/Y chg           1996        1995     Y/Y chg
                                      -------------------------------        -------------------------------

Cost of revenue                         20.9%       19.0%     20.5%            19.7%       19.0%     11.8%
Product development, net                11.4%       10.0%     24.1%            11.1%       10.4%     15.5%
Sales and marketing                     47.9%       53.9%     (2.9%)           48.6%       50.7%      2.8%
General and administrative               9.7%        8.1%     32.6%             9.6%        9.7%      6.5%
                                      ---------------------------------      -------------------------------
    Total                               89.9%       91.0%       8.1%           89.0%       89.8%       6.6%
                                      ---------------------------------      --------------------- ---------

Cost of revenue:

Cost of revenue consists primarily of the cost of product maintenance support, royalties paid to independent software authors, amortization of purchased and internally developed software, the cost of hardware associated with certain sales of client/server products and costs related to operating the computer services division. Cost of revenue increased by 20.5% for the quarter and 11.8% for the 9 month period in 1996. Without the effect of currency rate changes, the increases were 28.2% and 12.8%, respectively. The increases in 1996 are primarily attributable to a charge in the third quarter of approximately $1 million on the remaining royalty commitments on the Stage3 product and increased royalties on higher third-party revenue in Europe and Japan. A new contract with a third-party vendor in Europe has significantly reduced the royalties on maintenance from Q295 through Q496. Since this reduction was in effect for both years, there was no material impact on the comparability between these periods. In general, the relationship of cost of revenue to revenue will fluctuate due primarily to changes in revenue mix, maintenance support, royalty agreements and amortization of capitalized software.

Product development, net:

Net product development costs increased by 24.1% for the quarter and 15.5% for the 9 month period in 1996. Without the effect of currency rate changes, the increases were 25.6% and 15.6%, respectively. The increases in 1996 are primarily attributable to higher R&D personnel costs due to increased headcount and use of outside consultants for certain porting projects. R&D expenditures were approximately 16% of revenue (excluding third party) in both years with the amount of R&D capitalized in both years at approximately 18% of gross R&D costs. The Company capitalizes certain development costs in accordance with Statement of Financial Accounting Standard No. 86 ("FAS 86"). To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the products. Product development expenses may fluctuate annually depending in part upon the number and status of internal software development projects.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales and marketing:

Sales and marketing expenses decreased by 2.9% for the quarter but increased 2.8% for the 9 month period in 1996. Without the effect of currency rate changes, the changes were increases of 3.1% and 3.7%, respectively. The increases are primarily a result of higher commission expense in the domestic and European markets and higher headcount in Europe partially offset by decreases in agent commissions and marketing programs.

General and Administrative:

General and administrative expenses increased by 32.6% for the quarter and 6.5% for the 9 month period. Without the effect of currency rate changes, the increases were 39.3% and 7.2%, respectively. The increase for the quarter is primarily due to relatively lower expense levels in 1995 as the Company negotiated a lease termination in the third quarter of 1995 which resulted in the recovery of approximately $350,000 of accrued leases payments on an idle facility. In addition, Q396 had higher costs as a result of a move to new premises in Ireland. These increases in the third quarter of 1996 offset decreases for 9 months from lower personnel costs and legal expense.

Interest and other income, net:

Interest and other income consists principally of interest income, interest expense, gain or loss on sales of investments, currency gain or loss, and gain or loss on disposal of assets. Interest and other income increased 52.0% for the 9 month period and is mainly due to higher interest income as installment receivables increased approximately 70% over a year ago. Other factors were a gain on sale of equity investments netted against increased currency losses in the third quarter of 1996 as the Irish pound strengthened against other European currencies. In addition, Q195 included an investment write-off of approximately $300,000.

Income Taxes:

The effective tax rate for 1996 was 28% compared with a 30% rate in 1995. The change is primarily due to the utilization of certain foreign net operating loss carryforwards previously included in the deferred tax asset valuation allowance. The Company's effective tax rate differs from the federal statuary rate due primarily to permanently invested earnings of foreign subsidiaries being taxed at rates lower than the federal statutory rate. Management believes future taxable income will be sufficient to realize the tax benefit of the net deferred tax asset of approximately $10,600,000.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes: (continued)

The Company is currently under audit for federal tax purposes for fiscal year 1993. Management believes that the audit will be resolved without material adverse effect on the Company's financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES:

The significant sources of cash during 1996 include $8,415,000 provided from operations; the exercise of employee stock options of $2,290,000; stock purchases through the Employee Stock Purchase Plan of $1,282,000; proceeds from the sale of long-term equity securities of $717,000; and net proceeds under a line of credit of $282,000. The significant uses of cash during 1996 include $2,595,000 for purchases of furniture, equipment and leasehold improvements; $2,632,000 for internally developed capitalized software; $1,606,000 for net purchases of short-term investments; $1,142,000 for payments on capital leases; $1,169,000 for purchase of treasury stock; $855,000 for investment in long-term equity securities; $494,000 for payments on notes payable; and $325,000 for purchased capitalized software. Management believes cash flows from operations and existing cash resources will be adequate to meet its working capital requirements for the foreseeable future.

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



                                          BOOLE & BABBAGE, INC.



August 8, 1996                            \Paul E. Newton\
                                          --------------------------
                                          Paul E. Newton
                                          President and Director
                                          (Principal Executive Officer)



August 8, 1996                            \Arthur F. Knapp, Jr.\
                                          --------------------------
                                          Arthur F. Knapp, Jr.
                                          Senior Vice President
                                          Chief Financial Officer
                                          (Principal Financial Officer)



August 8, 1996                            \Carla J. Dorow\
                                          --------------------------
                                          Carla J. Dorow
                                          Controller
                                          (Principal Accounting Officer)