Form 10-K
period 1996-09-30
BOOLE & BABBAGE INC
filed 1996-12-26
CIK 734394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal year ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________to________

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the average bid and asked price of the Common Stock on November 29, 1996, was approximately $289,241,887. Shares of Common Stock held by each officer and director have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock on November 29, 1996 was 17,003,856.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for fiscal year ended September 30, 1996 - Items 5, 6, 7, 8 and 14.

2. Portions of Proxy Statement dated January 15, 1997 - Items 10, 11, 12 and 13.

                              BOOLE & BABBAGE, INC.
                                    FORM 10-K
                          YEAR ENDED SEPTEMBER 30, 1996
                                Table of Contents

Item
Number                                                                     Page
------                                                                     ----
                                     PART I

 1. Business ..............................................................  1

 2. Properties ............................................................  6

 3. Legal Proceedings .....................................................  6

 4. Submission of Matters to a Vote of Security Holders ...................  6

                                     PART II

 5. Market for the Registrant's Common Stock and Related
    Stockholder Matters ...................................................  7

 6. Selected Consolidated Financial Data ..................................  7

 7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations .................................................  7

 8. Financial Statements and Supplementary Data ...........................  7

 9. Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure ..................................................  7

                                    PART III

10. Directors and Executive Officers of the Registrant ....................  8

11. Executive Compensation ................................................  8

12. Security Ownership of Certain Beneficial Owners and Management ........  8

13. Certain Relationships and Related Transactions ........................  8

                                     PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......  9


Signatures ................................................................ 12

                                     PART I


ITEM 1.  BUSINESS

General

Boole & Babbage, Inc. (hereinafter "Boole & Babbage" or the "Company") was founded in 1967. Boole & Babbage is an independent software vendor that develops and markets enterprise automation software solutions for managing distributed computer systems in multivendor, multiplatform computing environments.

The Company's products are used by information systems professionals whose organizations rely on the performance of their computing resources to conduct business. Boole & Babbage is committed to the quality of the products and services it provides to its customers and continually invests in research and development to maintain the quality of its software products.

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

The growing diversity of the enterprise computing environment contributes to other features of the current market. While IBM's dominance of the MIS organization is eroding, customers are concerned with protecting their investment in their information systems. This in turn is driving the emergence of often conflicting standards for systems management, such as SNMP DCE and various emerging object-oriented strategies like CORBA, OLE, DSOM, etc. In an effort to reduce training costs and increase efficiencies, there is a customer-driven trend toward consolidating the installed vendor base and standardizing on as few products as possible.

Despite recent acquisitions, a smaller field of software vendors has been slow to deliver significant integration among system management tools while the market continues to demand out-of-the-box interoperability of diverse products.

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


Product Strategy:   Multiplatform Approach with Enterprise Automation

Boole & Babbage Enterprise Automation strategy focuses on the business needs of large companies with strategic development of distributed information technologies. Boole & Babbage delivers a comprehensive solution aimed at helping customers gain proactive command and control of their distributed computing environment - from the mainframe to the desktop. Entire enterprises can be managed and automated from a central point-of-control, regardless of the devices, operating systems, network standard and platforms it contains.

Boole &  Babbage  Enterprise  Automation  is an open  solution  --  without  any boundaries to the type of IT components that can be reached. If an enterprise has SNMP- and CMIP-managed equipment or is committed to one of the leading Frameworks from IBM, HP or SUN, then Enterprise Automation fits with and complements the customer standard or framework instead of requiring extensive changes. The Company's products accept any type of alert from non-standard-conforming environments such as legacy network equipment, environmental systems and/or older midrange systems and allow for implementation through ready-to-use knowledge bases.

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

COMMAND/POST finds problems and pinpoints the actual causes of enterprise system failures, triggers rapid corrective actions, interacts with problem management systems and even escalates problem resolution to the appropriate level to insure rapid restoration of service. It targets and solves network problems such as node failures or the rerouting of data over a less-congested path. Customers gain increases in application availability while limiting required manual intervention by system management professionals.

By bringing information about the enterprise to a central console, operational staffing requirements are reduced, freeing up resources for more strategic functions while the overall control of the complex information system infrastructure is enhanced. In the last three years, COMMAND/POST emerged as a valuable tool for centralized, proactive Help Desk management, an area of renewed focus for corporate enterprises. And through partnerships with other market leaders such as HP, IBM, and SUN, COMMAND/POST has gained wide acceptance as the system integrator for various point solutions. These partnerships insure COMMAND/POST users the benefits of integrated, complementary products from customers' preferred vendors.

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


Ensign: Intelligent Agent Extension for COMMAND/POST Event Management and Automation

Ensign intelligent agents for UNIX, NetWare, and NT can insure the correct functioning of distributed client server applications and apply corrective actions. By distributing knowledge down into the servers, Ensign intelligent agents increase the scalability of the Enterprise Automation solution and insure that only severe non-locally-solvable problems are reported both locally and to the COMMAND/POST central point-of-control. Ensign agents also filter important alarm information to leading frameworks like HP OpenView and IBM SystemView. In addition to availability management, Ensign provides an extensive set of administration applications including User, File, Security and Storage backup and recovery management and via a set of partnerships can be extended to address software distribution and workload management. All Ensign functions can work in concert with COMMAND/Post or standalone in centralized and/or distributed mode to fit the management philosophy of the customer distributed system organization.

The Ensign products have architectural advantages over other offerings on the market. Ensign products require no modification to the UNIX kernel ensuring smooth acceptance of UNIX upgrades, interoperability with other application software and easy portability to the different (13) versions of the UNIX operating system. Additionally, Ensign installs and is operational in less than one hour.


MainView:  Mainframe  and Parallel Sysplex Server Management.

The Boole & Babbage integrated MainView family of products provides automation and performance management for the IBM S/390 servers, ES/9000 series processors and to the CMOS based highly Parallel Sysplex servers. MainView products provide flexibility and efficiency in data collection across multiple MVS systems including Sysplex environments. On a single screen, application-focused views help insure service and availability goals are being met across the enterprise.

In the mainframe area, IBM has announced several aggressive and strategic initiatives, destined to position the MVS operating system as an enterprise server operating system. With the introduction of the System/390 Parallel processors, which essentially reproduce the MVS operating system on a chip, IBM has given an indication of its plan to accommodate market demand for more efficient parallel processors.

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

Storage Management and Automation

Boole & Babbage sells products that address the control and automation of mainframe and client/sever disk (DASD) storage subsystems.

The ProSMS suite of integrated MVS software products provide advanced automated management capabilities. ProSMS consists of product components that address key storage management areas such as dynamic abend recovery, migration to system managed storage, storage usage, administration and reporting.

The company also sells a number of products from independent software vendors; these third-party products complement the Enterprise Automation strategy by adding applications such as Scheduling, Tape, Output and Printing management, JCL management, Desktop to Mainframe Connectivity etc. The following companies provide products for the European and international market: Diversified Software Systems, Inc., New Dimension Software, Simware, Inc., and Tone Software Corporation.

MainView, COMMAND/POST, BBI, AutoCOMMAND and Ensign are trademarks of Boole & Babbage, Inc. IBM is a registered trademark of International Business Machines Corporation. MVS, CICS, IMS, DB2, NetView and SystemView are trademarks of International Business Machines Corporation.

Customer Support and Product Maintenance

The Company offers product maintenance, which includes maintenance and updating of product capabilities to accommodate changes in a customer's hardware and software. An initial period, ranging from six months to one year, of maintenance is included in all of the Company's software licenses. Thereafter, the Company offers optional maintenance renewals at prices that generally range from 15% to 20% annually of the current product price. The Company also provides extensive computer-supported problem solving capabilities over the telephone for its customers as part of their maintenance contracts. The Company believes that support of its customers and products is very important, and it continually attempts to improve its support systems and techniques. The Company's current annual maintenance cancellation rate is approximately 10%.

Consulting, Education and Computer Services

Consulting and educational services with regard to the application of Boole & Babbage products are provided to customers on a fee basis. The Company's computer services division provides mainframe computing services on a time-sharing basis to corporate affiliates and non-affiliates.


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

The Company's customers are generally large corporate and government organizations including industrial companies, commercial banks, insurance companies, communications companies, retailers, transportation companies, utilities, health care and educational institutions, and federal, state and local governments. No customer accounts for greater than 10% revenue in 1996, 1995 or 1994.

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


Research and Development

The computer hardware and software industries are characterized by rapid technological change, which requires a continuing high level of expenditures for the development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or as changes in manufactures' hardware and software so require. In 1995 the Company reinvested 16% of its Boole product revenues in R&D activities aimed at both enhancing the existing products and adding several new ones. R&D costs net of amounts capitalized were $17,819,000, $15,650,000 and $13,485,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

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

Product Protection

The Company relies on a combination of contract, patent, copyright and trade secret laws, as well as various other measures, to protect its rights with respect to its software products. The Company seeks protection of its proprietary interest in its products and trade secrets and holds registered related documentation. The company does not believe that any single contract, patent, or copyright or trademark is material to its business as a whole. The
Company does not sell or transfer title to its products to customers. The products are licensed on a "right-to-use" basis pursuant to a perpetual license, which is nontransferable and restricts use of the products to the customer's internal purposes on specified computers at specified sites.

Employees

As of November 30, 1996 Boole & Babbage employed approximately 780 persons, including sales, marketing and related activities; product development and customer support; management, administration and finance. Of such employees, approximately 473 are employed in the United States and approximately 307 are employed in foreign countries. The Company believes that its employee relations are good.

Subsequent Event

During December 1996, Boole & Babbage agreed to acquire, subject to certain conditions, all of the outstanding capital stock of MAXM Systems Corporation ("MAXM") in exchange for approximately 1.2 million shares of Boole & Babbage common stock. Boole & Babbage anticipates that there will be a significant charge in connection with this acquisition when the transaction is completed in the quarter ending March 31, 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1996.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

     The information contained under the caption "Market for the Registrant's Common Stock and Related Stockholder Matters" on page 20 of the 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The  information  contained  under  the  caption,   "Selected  Consolidated
Financial Data" in the 1996 Annual Report to Stockholders on page 1 is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Stockholders on pages 3 - 8 is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements for Boole & Babbage, Inc. are contained on pages 9 - 12 of the 1996 Annual Report to Stockholders and are incorporated herein by reference. Supplementary data is contained on page 1 of the 1996 Annual Report to Stockholders and is incorporated herein by reference.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement dated January 15, 1997 under the captions "Proposal 1" and "Additional Information."


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement dated January 15, 1997 under the captions "Proposal 1," "Executive Compensation," "Stock Option Grants and Exercises" and "Compensation Committee Report."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement dated January 15, 1997 under the caption "Security Ownership of Management and Principal Stockholders."


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement dated January 15, 1997 under the caption "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this Report:

       1. Financial Statements. The following Consolidated Financial Statements of Boole & Babbage, Inc. and Report of Independent Auditors are incorporated by reference to Registrant's 1996 Annual Report to Stockholders:


                                                                      Page in
                                                                    Exhibit 13.1
                                                                    ------------
              Consolidated Statements of Income-Years Ended
              September 30, 1996, 1995 and 1994............................ 9

              Consolidated Balance Sheets-September 30, 1996, 1995
              and 1994.....................................................10

              Consolidated Statements of Stockholders' Equity-
              Years Ended September 30, 1996, 1995 and 1994................11

              Consolidated Statements of Cash Flows-Years Ended
              September 30, 1996, 1995 and 1994............................12

              Notes to Consolidated Financial Statements...................13

              Report of Ernst & Young LLP, Independent Auditors............20

       2. Financial Statement Schedule. The following financial statement schedule of Boole & Babbage, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Boole & Babbage, Inc.:

              Schedule for the fiscal years ended September 30, 1996, 1995 and 1994:

              Schedule                                                      Page
              --------                                                      ----
              II-  Valuation and Qualifying Accounts........................13

       All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements and notes thereto included in the 1996 Annual Report to Stockholders, filed as Exhibit 13.1.

       3. Exhibits. The exhibits listed in Item 14(c) are filed as part of this Annual Report.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

(c)    Exhibit
        Number         Description
        ------         ------------
         3.1           Restated Certificate of Incorporation of
                       Registrant.  (1)

         3.2           Bylaws of Registrant.  (2)

         4.1           Reference is made to Exhibits 3.1 and 3.2.

        10.1          1986 Incentive Stock Option Plan, as
                      amended, and related grant forms.  (3)

        10.2          1986 Supplemental Stock Option Plan, as
                      amended, and related grant forms.  (3)

        10.3          Employee Stock Purchase Plan.  (4)

        10.4          Form of Indemnity Agreement between
                      Registrant and its officers and directors.  (1)

        10.5 1993 Nonemployee Directors' Stock Option Plan, as amended, and related grant forms. (5)

        10.6          1995 Stock Option Plan, as amended, and related
                      grant forms.  (6)

        11.1          Computation of net income per share.  (7)

        13.1          1996 Annual Report to Stockholders.  (7)

        21.1           Subsidiaries of Registrant.  (7)

        23.1           Consent of Ernst & Young LLP, Independent
                       Auditors.  (7)

        27.1           Financial Data Schedule.  (7)

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

(6) Previously filed as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-02723) and incorporated herein by reference.

(7)    Filed as an exhibit to this Annual Report on Form 10-K.


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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of December 1996.

                                            BOOLE & BABBAGE, INC.


                                   By:      \Arthur F. Knapp, Jr.\
                                            ------------------------------------
                                            Arthur F. Knapp, Jr.
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
Officer)


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

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of December 1996.



\Johannes S. Bruggeling\                    \Terry R. McGowan\
--------------------------------------      ------------------------------------
Johannes S. Bruggeling                      Terry R. McGowan
Executive Vice President and Director       Director



\Raymond E. Cairns\                         \Paul E. Newton\
--------------------------------------      ------------------------------------
Raymond E. Cairns                           Paul E. Newton
Director                                    President and Director



\Franklin P. Johnson, Jr.\                  \Carl H. Reynolds\
--------------------------------------      ------------------------------------
Franklin P. Johnson, Jr.                    Carl H. Reynolds
Chairman of the Board of Directors          Director

                                   SCHEDULE II

                              BOOLE & BABBAGE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                         Allowance for Doubtful Accounts


                                                               Additions
                                                     ------------------------------

                                                       Charged           Charged
                                      Balance at       to Costs          to Other                           Balance
                                      Beginning        and               Accounts      Deductions           at End
                                      of Period        Expenses          Describe      Describe             of Period
                                      ---------        --------          --------      --------             ---------
Year ended September 30, 1996         $1,734,000       $370,000             --         $(216,000)*         $1,888,000

Year ended September 30, 1995         $1,781,000       $129,000             --         $(176,000)**        $1,734,000

Year ended September 30, 1994         $1,832,000       $296,000             --         $(347,000)***       $1,781,000




* Amount includes $206,000 of account write-offs net of $10,000 due to currency changes.

** Amount includes $162,000 of account write-offs net of $14,000 due to currency changes.

*** Amount includes $378,000 of account write-offs, net of $31,000 due to currency changes.