Form 10-Q
period 1996-12-31
BOOLE & BABBAGE INC
filed 1997-02-14
CIK 734394

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                               ------------------
                                       OR

[      ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  -----------
Commission File Number 0-132-58
                      ---------

                              BOOLE & BABBAGE, INC.
                 ----------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                                   94- 1651571
                 ---------                                  ------------
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

                                   Yes X   No___

17,120,968 shares of common stock of the Registrant were outstanding at February 10, 1997.

                                                        BOOLE & BABBAGE, INC.

                                                                INDEX



Part I        FINANCIAL INFORMATION                                                         Page No.

  Item 1.        FINANCIAL STATEMENTS
                 Consolidated Balance Sheets
                      December 31, 1996 and September 30, 1996                                 1

                 Consolidated Statements of Income
                      Three Months Ended December 31, 1996 and 1995                            2

                 Consolidated Statements of Cash Flows
                      Three Months Ended December 31, 1996 and 1995                            3

                 Notes to Consolidated Financial Statements                                  4-5


  Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND  RESULTS
                 OF OPERATIONS
                      Three Months Ended December 31, 1996 and 1995                         6-11


Part II       OTHER INFORMATION

  Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                                             12


Signatures                                                                                    13


                                                        Boole & Babbage, Inc.
                                                     Consolidated Balance Sheets
                                                (Amounts in thousands except shares)
                                                    (December 31, 1996 unaudited)
                                                                                                      December 31,     September 30,
Assets                                                                                                    1996               1996
                                                                                                        ---------         ---------
Current assets:
    Cash and cash equivalents                                                                           $  28,667         $  35,305
    Short-term investments                                                                                 27,999            24,750
    Accounts receivable, net                                                                               25,441            23,281
    Installment and other receivables, net                                                                 48,848            44,105
    Deferred tax asset                                                                                      4,848             5,649
    Prepaid expenses and other current assets                                                               5,791             3,183
                                                                                                        ---------         ---------
             Total current assets                                                                         141,594           136,273

Purchased and internally developed software, net                                                           11,478            11,614
Equipment, furniture and leasehold improvements, net                                                        8,687             8,695
Long-term installment and other receivables                                                                47,542            39,141
Long-term deferred tax asset                                                                                6,572             6,537
Costs in excess of net assets of purchased businesses, net                                                    654               660
Other assets                                                                                                5,702             4,144
                                                                                                        ---------         ---------
             Total assets                                                                               $ 222,229         $ 207,064
                                                                                                        =========         =========


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                                   $   6,622         $   6,642
     Accrued payroll expense                                                                                7,995             7,890
     Other accrued liabilities                                                                             20,572            20,089
     Short-term borrowings                                                                                    781               990
     Notes payable due within one year                                                                        294               293
     Capital lease obligations due within one year                                                            811               961
     Deferred maintenance revenue                                                                          47,416            47,225
                                                                                                        ---------         ---------
             Total current liabilities                                                                     84,491            84,090

Notes payable due after one year                                                                              354               369
Capital lease obligations due after one year                                                                1,949             2,120
Deferred maintenance revenue due after one year                                                            32,203            27,460

Stockholders' equity:
     Preferred stock, 2,000,000 shares authorized, $.001 par value, none issued                              --                 --
     Common stock, $.001 par value, authorized--30,000,000 shares; issued--
         18,221,548 (17,973,270 at September 30, 1996)                                                         18                18
     Additional paid-in capital                                                                            39,392            37,630
     Retained earnings                                                                                     66,750            60,712
     Unrealized gain on marketable securities                                                               1,708               370
     Foreign currency translation adjustment                                                                2,369               699
     Less treasury stock, 1,160,037 shares (1,143,788 at September 30, 1996), at                           (7,005)           (6,404)
     cost
                                                                                                        ---------         ---------
             Total stockholders' equity                                                                   103,232            93,025
                                                                                                        ---------         ---------
             Total liabilities and stockholders' equity                                                 $ 222,229         $ 207,064
                                                                                                        =========         =========

See accompanying notes.

                              Boole & Babbage, Inc.
                        Consolidated Statements of Income
               (Amounts in thousands, except net income per share)
                                   (Unaudited)

                                                           Three Months Ended
                                                               December 31,
                                                           ---------------------
                                                            1996          1995
                                                           -------       -------
Revenue:
      Product licensing                                    $28,169       $21,474
      Maintenance fees and other                            19,940        18,645
                                                           -------       -------
           Total revenue                                    48,109        40,119
                                                           -------       -------

Costs and expenses:
      Cost of product licensing                              4,742         3,974
      Cost of maintenance fees and other                     3,715         3,434
      Product development                                    5,596         4,374
      Sales and marketing                                   22,889        19,682
      General and administrative                             4,333         3,851
                                                           -------       -------
           Total costs and expenses                         41,275        35,315
                                                           -------       -------

Operating income                                             6,834         4,804

Interest and other income, net                               1,813         1,306
                                                           -------       -------
Income before provision for income taxes                     8,647         6,110

Provision for income taxes                                   2,600         1,825
                                                           -------       -------

Net income                                                 $ 6,047       $ 4,285
                                                           =======       =======

Net income per share (a)                                   $  0.33       $  0.24
                                                           =======       =======

Shares used in per share calculations (a)                   18,560        17,925
                                                           =======       =======



(a) Per share data and number of shares reflect a 3-for-2 stock split which became effective on December 10, 1996.


                                                        Boole & Babbage, Inc.
                                                Consolidated Statements of Cash Flows
                                                 (Amounts in thousands) (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                 December 31,
                                                                                                           ------------------------
                                                                                                             1996            1995
                                                                                                           --------        --------
Cash flows from operating activities:
  Net income                                                                                               $  6,047        $  4,285
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
      Depreciation, amortization and write-off of capitalized software                                        2,039           2,359
      Stock issued under compensatory stock plans                                                                24              36
      Changes in operating assets and liabilities excluding the effect of acquisitions:
         Accounts receivable and installment and other receivables                                          (12,429)         (7,965)
         Prepaid expenses and other assets                                                                   (1,765)           (610)
         Accounts payable and accrued expenses                                                                  (94)           (638)
         Deferred maintenance revenue                                                                         3,284           2,269
                                                                                                           --------        --------

Net cash provided by (used for) operating activities                                                         (2,894)           (264)
                                                                                                           --------        --------

Cash flows from investing activities:
     Purchases of equipment, furniture and leasehold improvements                                              (791)           (928)
     Payments for capitalized software                                                                         (938)         (1,082)
     Net (purchases) sales of short-term investments                                                         (3,249)          2,100
     Investment in equity securities                                                                            (26)           (648)
                                                                                                           --------        --------

Net cash used for investing activities                                                                       (5,004)           (558)
                                                                                                           --------        --------

Cash flows from financing activities:
      Proceeds from issuance of common stock                                                                  1,729             874
      Treasury stock purchases                                                                                 (601)             --
      Payments on notes payable                                                                                 (21)           (253)
      Payments on line of credit                                                                               (209)           (150)
      Payments on capital leases                                                                               (321)           (559)
                                                                                                           --------        --------

Net cash used for financing activities                                                                          577             (88)
                                                                                                           --------        --------

Effect of exchange rate changes on cash                                                                         683             (72)
                                                                                                           --------        --------

Net increase (decrease) in cash and cash equivalents                                                         (6,638)           (982)

Cash and cash equivalents at beginning of year                                                               35,305          22,340
                                                                                                           --------        --------

Cash and cash equivalents at end of year                                                                   $ 28,667        $ 21,358
                                                                                                           ========        ========

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
          Interest                                                                                         $    343        $    142
          Income taxes, net                                                                                $  1,707        $    631


Supplemental disclosures of noncash investing and financing activities:
            A capital  lease  obligation  of $265,000  was  incurred  in the quarter  ended  December  31, 1995 for the  purchase of equipment.


See accompanying notes

                              BOOLE & BABBAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying consolidated financial statements include the accounts of all subsidiaries after the elimination of all significant inter-company items and transactions.

     A summary of the significant accounting policies of the Company is included in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended September 30, 1996. These consolidated financial statements should be read in conjunction with those notes.

     The consolidated financial information at December 31, 1996 and for the three-month periods ended December 31, 1996 and 1995 is unaudited. The statements in this report include all adjustments of a normal recurring nature. In the opinion of management, these adjustments are necessary for a fair statement of the interim results for the periods presented. The interim results are not necessarily indicative of the results for the full year.

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

       (Amounts in thousands, except                 3 mos. ended Dec. 31,
        net income per share)                        ---------------------
                                                       1996          1995
                                                     -------       -------
       Primary: (a)

      Common shares outstanding                       16,996        16,332
      Employee stock option plans                      1,564         1,593
                                                     -------       -------
                                                      18,560        17,925
                                                     =======       =======

      Net income                                     $ 6,047       $ 4,285
                                                     =======       =======

      Net income per share                           $   .33       $   .24
                                                     =======       =======

(a) Reflects a 3-for-2 stock split effective December 10, 1996.

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

4.   Subsequent Events

     During December 1996, Boole & Babbage agreed to acquire, subject to certain conditions, all of the outstanding capital stock of MAXM Systems Corporation ("MAXM") in exchange for 1,137,115 shares, 10% of which are held in escrow with an independent third party escrow agent, of Boole & Babbage common stock. The transaction was completed on January 16, 1997 and the Company anticipates that there will be a significant charge in the quarter ending March 31, 1997 in connection with activities to complete this acquisition and eliminate redundant facilities and personnel. An estimate of this charge cannot be made at this time. The transaction will be accounted for using the pooling method and the Company's consolidated financial statements for all prior periods will be restated.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: Three Months ended December 31, 1996

When used in this discussion, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below and in the Company's Form 10-K for the year ended September 30, 1996, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements,  which speak only as of the date hereof.  The Company  undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


REVENUES:

The Company derives its revenues primarily from the licensing of computer software programs, consulting and education services, and the sales of software maintenance services. Total revenue for the three months ended December 31, 1996 increased over the same period in the prior year by 19.9%. Without the effect of currency rate changes, total revenue increased 24.7%.

                                                     % of Revenue
                                               ------------------------              Year-to-Year
                                               1997                1996                % Change
                                           ------------------------------------------------------------
Product licensing                              58.6%                53.5%                 31.2%
Maintenance fees and other                     41.4%                46.5%                  6.9%
                                           ------------------------------------------------------------
    Total                                     100.0%               100.0%                 19.9%
                                           ============================================================

Product Licensing:

The Company licenses its products to customers for use on their computer systems. The Company also performs consulting and educational services related to those products, although revenue from these services was not significant. Product licensing accounted for 58.6% or $28,169,000 of total revenue in 1997, compared to 53.5% or $21,474,000 in 1996 and increased by 31.2% in 1997 compared to 1996. Without the effect of currency rate changes, product licensing increased 36.6%. As is common in the industry, more than 50% of the Company's license revenue is derived from transactions that close in the last month of a quarter, which can make quarterly revenues difficult to forecast. And, since operating expenses are relatively fixed, failure to achieve projected revenues could materially and adversely affect the Company's operating results. This, in turn, could result in an immediate and adverse effect on the market price of the Company's stock.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Products:

The client/server product group grew by 29.9% (36.2% without the effect of currency rate changes) comprising 18.6% of the total product licensing revenue. The Company anticipates that this group will continue to show high growth rates for the remainder of fiscal 1997. However, the Company competes with certain companies who have greater resources along with products already in the marketplace. In addition, the Company is dependent on the client/server market developing at a rapid rate despite reports by industry analysts that implementation of client/server networks may be more expensive and time consuming than users had anticipated, which could potentially slow the growth of the market. Due to these factors, there can be no assurances that new products will achieve significant market acceptance or competitive success and thus contribute to revenue growth. Mainframe products increased 31.5% over the first quarter in 1996 primarily as a result of strong growth in North America and non-European international which had shown negative growth in 1996. The Company does not expect mainframe growth to be as high in future quarters. Mainframe products include Plex products, which enable customers to handle large groups of computer processors, particularly the parallel processing machines by IBM. The Company's product licensing growth rates could be materially and adversely impacted if the parallel processors do not gain significant market acceptance and customer spending shifts away from traditional mainframes to technology platforms where the Company does not have significant product acceptance.

Markets:

                                               % of Product Licensing
                                               ------------------------              Year-to-Year
                                               1997                1996                % Change
                                           ------------------------------------------------------------
Domestic                                       35.5%              31.4%                   48.5%
International                                  64.5%              68.6%                   23.3%
                                           ------------------------------------------------------------
                                              100.0%             100.0%                   31.2%
                                           ============================================================

Domestic:
Field sales grew 56.6%, but was slightly offset by a flat performance from telesales, resulting in a increase for total domestic product licensing of 48.5%. For growth to return in this geographic market, the Company is dependent on increased productivity from the telesales group and continued increases from the field sales force.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


International:
In 1997 the Company's product licensing from its international operations, comprised of foreign subsidiaries and marketing agents, increased 23.3% due primarily to strong growth in Latin America. Without the effect of currency rate changes, international product licensing revenue grew 31.1% in 1997. Since the majority of new revenue is derived from international markets, the Company's operations and financial results could be significantly and adversely affected by international factors such as changes in currency exchange rates and specific countries' political and economic circumstances.

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

Maintenance fees and other grew 6.9% in 1997 accounting for 41.4% and 46.5% of total revenues in 1997 and 1996, respectively. Without the effect of currency rate changes, maintenance fees and other grew 11.1%. This increase is mainly the result of increased product licensing in the previous year combined with high renewal rates but reduced by larger discounts granted on multiple-year maintenance packages purchased by customers.

The Company anticipates that maintenance revenues in fiscal 1997 will continue to increase due to the higher license revenue growth in 1996, although it will be negatively impacted by reduced revenue associated with site consolidations, non-CPU specific pricing and multiple-year maintenance package discounts. In addition, to produce maintenance revenue increases, the Company must continue to generate new product licensing revenues and continue to provide high quality maintenance support and upgrades.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COSTS AND EXPENSES:

                                                  % of Revenue
                                               ------------------------               Year-to-Year
                                               1997                1996                % Change
                                           ------------------------------------------------------------
Cost of product licensing                      9.9%               9.9%                   19.3%
Cost of maintenance fees and other             7.7%               8.6%                    8.2%
Product development                           11.6%              10.9%                   27.9%
Sales and marketing                           47.6%              49.1%                   16.3%
General and administrative                     9.0%               9.6%                   12.5%
                                           ============================================================
    Total                                     85.8%              88.1%                   16.9%
                                           ============================================================

Cost of product licensing:

Cost of product licensing consists primarily of royalties paid to independent software authors, amortization of purchased and internally developed software and the cost of outside consultants to provide educational and consulting services. Cost of product licensing increased 19.3% and represented 9.9% of revenues for both 1997 and 1996. Without the impact of currency exchange rates, the increase was 26.0%. The increase in 1997 is primarily attributable to outside consultant costs related to higher service revenue in Europe. In general, the relationship of cost of revenue to revenue will fluctuate due primarily to changes in revenue mix, maintenance support, royalty agreements and amortization of capitalized software.

Cost of maintenance fees and other:

Cost of maintenance fees and other consists primarily of cost of product maintenance support, royalties paid to independent software authors, amortization of purchased and internally developed software, the cost of hardware associated with sales of client/server products and costs related to operating the computer services division. Cost of maintenance fees and other increased by 8.2% and represented 7.7% and 8.6% of revenues for 1997 and 1996, respectively. Without the impact of currency exchange rates, the increase was 12.3%. In 1997, the increase was primarily due to higher third party royalties in Europe as a result of the expiration of a reduced rate from a third-party vendor which ran from the second quarter of fiscal 1995 to the fourth quarter of fiscal 1996. In general, fluctuations in the relationship of cost of maintenance fees and other to revenue are caused primarily by changes in maintenance revenue mix, maintenance support, royalty agreements, and amortization of capitalized software.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Product development:

Product development costs increased by 27.9% in 1997 and represented 11.6% and 10.9% of revenues for 1997 and 1996, respectively. Without the effect of currency rate changes, the increase was 29.1%. The increase in 1997 is primarily attributable to higher R&D personnel costs due to increased headcount. In addition, reimbursement of expenses by IBM relating to the jointly developed CICS product was terminated as a result of the new royalty contract in the fourth quarter of fiscal 1996. R&D expenditures were 15% and 16% of revenue (excluding third party) in 1997 and 1996, respectively, and the amount of R&D capitalized was 16% and 15% of gross R&D costs in 1997 and 1996, respectively. The Company capitalizes certain development costs in accordance with Statement of Financial Accounting Standard No. 86 ("FAS 86"). To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the products. Product development and support expenses may fluctuate annually depending in part upon the number and status of internal software development projects.


Sales and marketing:

Sales and marketing expenses increased by 16.3% and represented 47.6% of revenues in 1997 compared to 49.1% in 1996. Without the effect of currency rate changes, the increase was 20.8%. The increase in 1997 is primarily attributable to higher commissions on increased sales, higher sales personnel costs in all channels due to increased headcount, and higher product marketing costs.

General and Administrative:

General and administrative expenses increased 12.5% in 1997 and represented 9.0% and 9.6% of revenues for 1997 and 1996, respectively. Without the effect of currency rate changes, the increase was 16.5%. The increase is primarily attributable to increased costs relating to European facility costs, performance based accruals and higher personnel costs.

Interest and other income, net:

Interest and other income consists principally of interest income, interest expense, currency gain or loss and gain or loss on disposal of assets. The 38.8% increase in 1997 over 1996 is primarily the result of more interest income as gross lease contracts receivable was 35.6% higher than one year ago.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Income Taxes:

The effective tax rate was 30.0% for 1997 and 1996. The Company's effective tax rate differs from the federal statuary rate due primarily to permanently invested earnings of foreign subsidiaries being taxed at rates lower than the federal statutory rate. Management believes future taxable income will be sufficient to realize the tax benefit of the net deferred tax asset of $11,420,000.

Subsequent Event:

During December 1996, Boole & Babbage agreed to acquire, subject to certain conditions, all of the outstanding capital stock of MAXM Systems Corporation ("MAXM") in exchange for 1,137,115 shares, 10% of which are held in escrow, of Boole & Babbage common stock. The transaction was completed on January 16, 1997 and the Company anticipates that there will be a significant charge in the quarter ending March 31, 1997 in connection with activities to complete this acquisition and eliminate redundant facilities and personnel. An estimate of this charge cannot be made at this time. The transaction will be accounted for using the pooling method and the Company's consolidated financial statements for all prior periods will be restated.


LIQUIDITY AND CAPITAL RESOURCES:

The significant sources of cash during 1997 include proceeds from the exercise of employee stock options of $901,000 and stock purchases through the Employee Stock Purchase Plan of $828,000. The significant uses of cash during 1997 include the net purchase of short-term investments of $3,249,000; $2,894,000 used by operating activities; $938,000 for internally developed capitalized software; $791,000 for purchases of furniture, equipment and leasehold improvements; $601,000 for the purchase of treasury stock; $321,000 for payments on capital leases; $209,000 for net payments under a line of credit; $26,000 for investment in long-term equity securities; and $21,000 for payments on notes payable. Management believes cash flows from operations and existing cash resources will be adequate to meet its working capital requirements for the foreseeable future.

BOOLE & BABBAGE, INC.

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits

                        The following exhibit is filed herewith.

                        Exhibit
                        Number              Description of Document
                        -------             -----------------------

                           27               Financial Data Schedule

             (b) Reports on Form 8-K.

                        During the three months ended December 31, 1996, the Company filed a Current Report on Form 8-K dated December 10, 1996 under Item 5, Other Events, relating to the agreement to acquire MAXM Systems Corporation.

                        BOOLE & BABBAGE, INC. SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BOOLE & BABBAGE, INC.
                                                --------------------------


February 11, 1997                               \Paul E. Newton\
-----------------                               --------------------------
                                                Paul E. Newton
                                                President and Director
                                               (Principal Executive Officer)



February 11, 1997                               \Arthur F. Knapp, Jr.\
-----------------                               --------------------------
                                                Arthur F. Knapp, Jr.
                                                Senior Vice President
                                                Chief Financial Officer
                                                (Principal Financial Officer)



February 11, 1997                               \Carla J. Dorow\
-----------------                               --------------------------
                                                Carla J. Dorow
                                                Controller
                                                (Principal Accounting Officer)