Form 10-Q
period 1997-03-31
BOOLE & BABBAGE INC
filed 1997-05-13
CIK 734394

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                                  --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to______________

Commission File Number    0-132-58
                          --------

                              BOOLE & BABBAGE, INC.
                 ----------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                94-1651571
            ----------                              -------------
 (State or other jurisdiction of                  (I.R.S. Employer
  Incorporation or organization)                  Identification No.)

                3131 Zanker Road, San Jose, California 95134-1933
               ---------------------------------------------------
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

                               Yes X     No___

18,815,440 shares of common stock of the Registrant were outstanding as of April 30, 1997.

                              BOOLE & BABBAGE, INC.

                                      INDEX


Part I    FINANCIAL INFORMATION                                         Page No.

   Item 1.    FINANCIAL STATEMENTS
              Consolidated Balance Sheets
                   March 31, 1997 and September 30, 1996                       1

              Consolidated Statements of Operations
                   Three and Six Months Ended March 31, 1997 and 1996          2

              Consolidated Statements of Cash Flows
                   Six Months Ended March 31, 1997 and 1996                    3

              Notes to Consolidated Financial Statements                     4-5


   Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND  RESULTS
              OF OPERATIONS
                   Three and Six Months Ended March 31, 1997 and 1996       6-11


Part II   OTHER INFORMATION

   Item 4.    SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                             12
   Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                                13


Signatures                                                                    14

                                                        Boole & Babbage, Inc.
                                                     Consolidated Balance Sheets
                                                (Amounts in thousands except shares)
                                                     (March 31, 1997 unaudited)

                                                                                                        March 31,      September 30,
Assets                                                                                                    1997              1996
                                                                                                       ---------          ---------
Current assets:
    Cash and cash equivalents                                                                          $  32,608          $  37,260
    Short-term investments                                                                                25,593             24,750
    Accounts receivable, net                                                                              26,824             27,955
    Installment and other receivables, net                                                                53,841             46,221
    Deferred tax asset                                                                                     5,603              5,649
    Prepaid expenses and other current assets                                                              5,348              4,383
                                                                                                       ---------          ---------
           Total current assets                                                                          149,817            146,218

Purchased and internally developed software, net                                                          11,273             11,614
Equipment, furniture and leasehold improvements, net                                                      10,427             12,763
Long-term installment and other receivables                                                               44,076             39,141
Long-term deferred tax asset                                                                               9,461              9,472
Costs in excess of net assets of purchased businesses, net                                                   647                660
Other assets                                                                                               7,014              4,672
                                                                                                       ---------          ---------
           Total assets                                                                                $ 232,715          $ 224,540
                                                                                                       =========          =========


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                                  $   7,573          $   7,605
     Accrued payroll expense                                                                               8,991              7,890
     Other accrued liabilities                                                                            24,351             25,090
     Short-term borrowings                                                                                 3,266              3,150
     Notes payable due within one year                                                                       296                469
     Capital lease obligations due within one year                                                         1,395              1,813
     Deferred maintenance revenue                                                                         51,043             51,241
                                                                                                       ---------          ---------
           Total current liabilities                                                                      96,915             97,258

Notes payable due after one year                                                                             339                444
Capital lease obligations due after one year                                                               2,266              2,825
Deferred maintenance revenue due after one year                                                           33,957             28,949

Stockholders' equity:
     Preferred stock, 2,000,000 shares authorized, $.001 par value, none issued                             --                 --
     Common stock, $.001 par value, authorized--30,000,000 shares; issued--
         19,645,767 (19,110,385 at September 30, 1996)                                                        20                 19
     Additional paid-in capital                                                                           85,042             81,047
     Retained earnings                                                                                    18,943             19,328
     Unrealized gain on marketable securities                                                              2,808                370
     Foreign currency translation adjustment                                                                (570)               704
     Less treasury stock, 1,173,788 shares (1,143,788 at
         September 30, 1996), at cost                                                                     (7,005)            (6,404)
                                                                                                       ---------          ---------
           Total stockholders' equity                                                                     99,238             95,064
                                                                                                       ---------          ---------
           Total liabilities and stockholders' equity                                                  $ 232,715          $ 224,540
                                                                                                       =========          =========

See accompanying notes.

                                                        Boole & Babbage, Inc.
                                                Consolidated Statements of Operations
                                         (Amounts in thousands, except net income per share)
                                                             (Unaudited)

                                                                             Three Months Ended                Six Months Ended
                                                                                   March 31,                       March 31,
                                                                          -------------------------        -------------------------
                                                                            1997             1996            1997             1996
                                                                          --------         --------        --------         --------
Revenue:
      Product licensing                                                   $ 25,057         $ 23,659        $ 52,335         $ 46,107
      Maintenance fees and other                                            21,394           20,179          43,877           40,595
                                                                          --------         --------        --------         --------
           Total revenue                                                    46,451           43,838          96,212           86,702
                                                                          --------         --------        --------         --------

Costs and expenses:
      Cost of product licensing                                              3,312            4,048           7,290            7,835
      Cost of maintenance fees and other                                     4,200            4,147          10,216            8,347
      Product development                                                    5,876            5,058          12,263           10,361
      Sales and marketing                                                   22,132           22,783          47,258           44,889
      General and administrative                                             4,348            4,424           9,673            8,902
      Acquisition and nonrecurring costs                                    11,309             --            11,309             --
                                                                          --------         --------        --------         --------
           Total costs and expenses                                         51,177           40,460          98,009           80,334
                                                                          --------         --------        --------         --------

Operating income (loss)                                                     (4,726)           3,378          (1,797)           6,368

Interest and other income, net                                               2,228            1,332           3,816            2,588
                                                                          --------         --------        --------         --------
Income (loss) before provision for income taxes                             (2,498)           4,710           2,019            8,956

Provision (benefit) for income taxes                                          (195)           1,530           2,405            3,355
                                                                          --------         --------        --------         --------

Net income  (loss)                                                        ($ 2,303)        $  3,180        ($   386)        $  5,601
                                                                          ========         ========        ========         ========

Net income (loss) per share                                               $  (0.13)        $   0.17        $  (0.02)        $   0.29
                                                                          ========         ========        ========         ========

Shares used in per share calculations                                       18,411           19,102          18,288           19,062
                                                                          ========         ========        ========         ========

See accompanying notes.

                                                        Boole & Babbage, Inc.
                                                Consolidated Statements of Cash Flows
                                                 (Amounts in thousands) (Unaudited)

                                                                                                          Six Months Ended March 31,
                                                                                                           ------------------------
                                                                                                            1997             1996
                                                                                                           --------        --------
Cash flows from operating activities:
  Net income (loss)                                                                                        ($   386)       $  5,601
  Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
      Depreciation, amortization and write-off of capitalized software                                        4,862           5,326
      Loss on disposal of assets                                                                                570            --
      Stock issued under compensatory stock plans                                                                27             156
      Changes in operating assets and liabilities excluding the effect of acquisitions:
         Accounts receivable and installment and other receivables                                          (14,807)        (18,722)
         Prepaid expenses and other assets                                                                   (1,268)            (47)
         Accounts payable and accrued expenses                                                                1,485             626
         Deferred maintenance revenue                                                                         5,755           9,418
                                                                                                           --------        --------

Net cash provided by (used for) operating activities                                                         (3,762)          2,358
                                                                                                           --------        --------

Cash flows from investing activities:
     Purchases of equipment, furniture and leasehold improvements                                            (1,623)         (1,957)
     Payments for capitalized software                                                                       (1,904)         (1,980)
     Net (purchases) sales of short-term investments                                                           (550)            311
     Investment in equity securities                                                                            (26)           (855)
                                                                                                           --------        --------

Net cash used for investing activities                                                                       (4,103)         (4,481)
                                                                                                           --------        --------

Cash flows from financing activities:
      Proceeds from sale of lease contracts receivable                                                        2,154            --
      Proceeds from issuance of common stock                                                                  3,973           1,618
      Treasury stock purchases                                                                                 (601)           (570)
      Borrowing under line of credit, net                                                                       116           1,740
      Payments on notes payable                                                                                 (26)           (444)
      Payments on capital leases                                                                             (1,079)         (1,138)
                                                                                                           --------        --------

Net cash provided by financing activities                                                                     4,537           1,206
                                                                                                           --------        --------

Effect of exchange rate changes on cash                                                                      (1,028)           (407)
                                                                                                           --------        --------

Net decrease in cash and cash equivalents                                                                    (4,356)         (1,324)

Cash and cash equivalents at beginning of period                                                             36,964          26,247
                                                                                                           --------        --------

Cash and cash equivalents at end of period                                                                 $ 32,608        $ 24,923
                                                                                                           ========        ========

Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
          Interest                                                                                         $    899        $    403
          Income taxes, net                                                                                $  3,240        $  3,030

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

     The consolidated financial information at March 31, 1997 and for the three- and six- month periods ended March 31, 1997 and 1996 is unaudited. The statements in this report include all adjustments of a normal recurring nature. In the opinion of management, these adjustments are necessary for a fair statement of the interim results for the periods presented. The interim results are not necessarily indicative of the results for the full year.

2.   Net Income (Loss) Per Share
     Net income per common share is computed by adding to the weighted average number of common shares outstanding during the period the number of dilutive common shares that would be issuable upon the exercise of outstanding options using the treasury stock method of computation. Net loss per share is computed using only the weighted average number of common shares outstanding during the period. Fully diluted net income (loss) per share is not disclosed because it is not materially different from primary net income (loss) per share.

                                              3 mos. ended Mar. 31,                   6 mos. ended Mar 31,
       (Amounts in thousands, except       ----------------------------            --------------------------
        net income per share)                1997                1996               1997               1996
                                           --------             -------            ------             -------
Primary:
Common shares outstanding                    18,411              17,591            18,288              17,518
 Employee stock option plans                    n/a               1,511               n/a               1,544
                                           --------             -------            ------             -------
                                             18,411              19,102            18,288              19,062
                                           ========             =======            ======             =======

Net income (loss)                          ($ 2,303)            $ 3,180            ($ 386)            $ 5,601
                                           ========             =======            ======             =======
Net income (loss) per share                ($   .13)            $   .17            ($ .02)            $   .29
                                           ========             =======            ======             =======

3.   Contingencies
     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material adverse effect on the Company's financial position or results of operations.

                              BOOLE & BABBAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   Acquisition
     On January 16, 1997, Boole & Babbage ("Boole") acquired, subject to certain conditions, all of the outstanding capital stock of MAXM Systems Corporation ("MAXM"), a privately held company, in exchange for 1,137,115 shares, 10% of which are held in escrow with an independent third party escrow agent, of Boole & Babbage common stock. The Company incurred a charge in the quarter ending March 31, 1997 (which is included in the income statement line "Acquisition and nonrecurring costs") in connection with activities to complete this acquisition and eliminate redundant facilities and personnel. The transaction was accounted for using the pooling method and the Company's consolidated financial statements for all prior periods have been restated.

     The unaudited pro forma results of operations of the combined companies for the years ended September 30, 1995 and 1996 and the three months ended December 31, 1996 are as follows:

Three Mo. Ended Dec. 31, 1996               Boole           MAXM        Combined
                                            -----           ----        --------
Net revenues                                $47,696       $ 2,065        $49,761
Net income (loss)                             6,047        (4,129)         1,918
Net income (loss) per share                    0.33         (0.23)          0.10

Year Ended Sept. 30, 1996                   Boole           MAXM        Combined
                                            -----           ----        --------
Net revenues                               $165,077      $ 15,525       $180,602
Net income (loss)                            18,040        (6,583)        11,457
Net income (loss) per share                    0.99         (0.39)          0.60

Year Ended Sept. 30, 1995                   Boole           MAXM        Combined
                                            -----           ----        --------
Net revenues                               $152,244      $ 18,906       $171,150
Net income (loss)                            13,948          (826)        13,122
Net income (loss) per share                    0.81         (0.10)          0.71

5.   Earnings Per Share
     In February 1997, the Financial Accounting Standards Board adopted Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

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


REVENUES:

The Company derives its revenues primarily from the licensing of computer software programs, consulting and education services, and the sales of software maintenance services. Total revenue for the 3 and 6 months ended March 31, 1997 and 1996 increased over the same period in the prior year by 6.0% and 11.0%, respectively. Without the effect of the MAXM acquisition and currency rate changes, total revenue increased 21.3% and 23.3%, respectively.

                                         % of Revenue                            % of Revenue
                                         ------------                            ------------
                                       3 Mo. ended Mar. 31,                    6 Mo. ended Mar. 31,
                                      -----------------------                -----------------------
                                        1997        1996        Y/Y chg        1997        1996        Y/Y chg
                                      ----------- ----------- -----------    ----------- ----------- -----------
Product licensing                       53.9%       54.0%       5.9%           54.4%       53.2%      13.5%
Maintenance fees and other              46.1%       46.0%       6.0%           45.6%       46.8%       8.1%
                                      ----------- ----------- -----------    ----------- ----------- -----------
    Total                              100.0%      100.0%       6.0%          100.0%      100.0%      11.0%
                                      ----------- ----------- -----------    ----------- ----------- -----------


Product Licensing:

The Company licenses its products to customers for use on their computer systems. Product licensing accounted for 53.9% and 54.4% of total revenue for the 3 and 6 months ended March 31, 1997, respectively, compared to 54.0% and 53.2% in 1996, and increased by 5.9% and 13.5% for the 3 and 6 months ended March 31, 1997, respectively, compared to 1996. Without the effect of the MAXM acquisition and currency rate changes, product licensing increased 26.8% and 30.3% for the 3 and 6 months ended March 31, 1997, respectively. As is common in the industry, more than 50% of the Company's license revenue is derived from transactions that close in the last month of a quarter, which can make quarterly revenues difficult to forecast. And, since operating expenses are relatively fixed, failure to achieve projected revenues could materially and adversely affect the Company's operating results. This, in turn, could result in an immediate and adverse effect on the market price of the Company's stock.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Products:

Client/Server  products  decreased 24.1% and 16.2% for the 3 and 6 month period, respectively, and accounted for 22.4% and 20.3% of licensing. Without the effect of MAXM and currency rate changes,  client/server  licensing increased 22.8% and
25.6%. The Company anticipates that this group will continue to show high growth rates for the  remainder  of fiscal 1997.  However,  the Company  competes  with certain  companies who have greater resources along with products already in the marketplace.  In addition,  the Company is dependent on the client/server market
developing  at  a  rapid  rate  despite   reports  by  industry   analysts  that
implementation  of  client/server  networks  may  be  more  expensive  and  time consuming than users had anticipated, which could potentially slow the growth of the market.  Due to these factors,  there can be no assurances that new products will achieve  significant  market  acceptance  or  competitive  success and thus contribute  to revenue  growth.  Mainframe  products  increased  19.5% and 24.8%
(28.0% and 31.5%  without the effect of currency  rate  changes) for the 3 and 6 months  ended  March 31,  1997,  respectively,  primarily  as a result of strong growth in North America and non-European  international which had shown negative growth in 1996.  The Company does not expect  mainframe  growth to be as high in
future  quarters.   Mainframe  products  include  Plex  products,  which  enable customers  to handle  large  groups of  computer  processors,  particularly  the parallel  processing  machines by IBM. The Company's  product  licensing  growth rates could be materially and adversely  impacted if the parallel  processors do not gain significant  market  acceptance and customer  spending shifts away from traditional  mainframes to technology  platforms where the Company does not have significant product acceptance.

Markets:
                                      % of Product Licensing                   % of Product Licensing
                                      -----------------------                 -----------------------
                                        3 Mo. ended Mar. 31,                   6 Mo. ended Mar. 31,
                                      -----------------------                 ----------------------
                                        1997        1996        Y/Y chg         1997        1996       Y/Y chg
                                      ----------- ----------- ------------    ----------- ---------- -----------
Domestic                                31.9%       26.2%       28.6%           34.8%       28.6%       38.5%
International                           68.1%       73.8%       (2.2%)          65.2%       71.4%        3.5%
                                      ----------- ----------- ------------    ----------- ---------- -----------
    Total                              100.0%      100.0%        5.9%          100.0%      100.0%       13.5%
                                      ----------- ----------- ------------    ----------- ---------- -----------

Domestic:
Field sales grew 25.6% and 41.1% (54.7% and 57.7% without the effect of MAXM) for 3 and 6 months, respectively while telesales grew 47.3% and 22.6%. For growth to continue in this geographic market, the Company is dependent on continued increases from the telesales group and from the field sales force.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


International:
The 2.2% decrease (3.5% increase for six months) in the Company's product licensing from its international operations, comprised of foreign subsidiaries and marketing agents, is primarily a result of unfavorable currency exchange rates and the effect of the MAXM acquisition. Without the effect of MAXM and currency exchange rates, growth was 18.1% and 21.9% for the 3 and 6 month periods, respectively. Since the majority of new revenue is derived from international markets, the Company's operations and financial results could be significantly and adversely affected by international factors such as changes in currency exchange rates and specific countries' political and economic circumstances

Maintenance fees and other:

Maintenance revenue is generated from services the Company provides including technical support, product enhancements, system updates and user documentation. Maintenance revenue also includes maintenance services for an initial period ranging from six months to one year which is included in the initial charge when the Company licenses its software products under a long-term agreement. Thereafter on each anniversary date of the license, the customer may elect to renew its maintenance contract with the Company. Customers may also elect to purchase advance maintenance at the time of product licensing for maintenance periods beyond the first year. Included in maintenance fees and other is revenue from consulting and educational services, computer services, hardware sales (net of costs) and royalties from IBM for the jointly developed CICS product

Maintenance fees and other grew 6.0% and 8.1% for the quarter and year-to-date, respectively. Without the effect of currency rate changes, maintenance fees and other grew 12.7% and 13.6%. This increase is mainly the result of increased product licensing in the previous year combined with high renewal rates but reduced by higher discounts granted on multiple-year maintenance packages purchased by customers.

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

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COSTS AND EXPENSES (excluding acquisition and nonrecurring costs):

                                                 % of Revenue                          % of Revenue
                                              --------------------                 --------------------
                                               3 Mo. ended Mar. 31,                6 Mo. ended Mar. 31,
                                              --------------------                 --------------------
                                                 1997       1996      Y/Y chg        1997       1996      Y/Y chg
                                              ---------- --------- ------------    ---------- --------- ------------
Cost of product licensing                         7.1%       9.2%     (18.2%)         7.6%       9.0%      (7.0%)
Cost of maintenance fees and other                9.0%       9.5%       1.3%         10.6%       9.6%      22.4%
Product development                              12.7%      11.5%      16.2%         12.8%      12.0%      18.4%
Sales and marketing                              47.7%      52.0%      (2.9%)        49.1%      51.8%       5.3%
General and administrative                        9.4%      10.1%      (1.7%)        10.1%      10.3%       8.7%
                                              ---------- --------- ------------    ---------- --------- ------------
    Total                                        85.9%      92.3%      (1.5%)        90.2%      92.7%       7.9%
                                              ---------- --------- ------------    ---------- --------- ------------

Cost of product licensing:

Cost of product licensing consists primarily of royalties paid to independent software authors and amortization of purchased and internally developed software. Cost of product licensing decreased 18.2% and 7.0% for the 3 and 6 months ended March 31, 1997, respectively. Without the impact of MAXM and currency exchange rates, the decrease for the quarter was 3.7% with a 2.5% increase for the six month period. The decrease in the second quarter is primarily attributable to less software amortization. The first quarter had higher third party vendor sales which increased royalty expense. In general, the relationship of cost of product licensing to licensing revenue will fluctuate due primarily to changes in revenue mix, royalty agreements and amortization of capitalized software.

Cost of maintenance fees and other:

Cost of maintenance fees and other consists primarily of cost of product maintenance support, royalties paid to independent software authors, amortization of purchased and internally developed software, the cost to provide educational and consulting services and costs related to operating the computer services division. Cost of maintenance fees and other increased by 1.3% and 22.4% for the 3 and 6 months ended March 31, 1997, respectively. Without the impact of MAXM and currency exchange rates, the increases were 20.8% and 30.4%%. In 1997, the increase was primarily due to higher third party royalties in Europe as a result of the expiration of a reduced rate from a third-party vendor which ran from the second quarter of fiscal 1995 to the fourth quarter of fiscal 1996. In general, fluctuations in the relationship of cost of maintenance fees and other to revenue are caused primarily by changes in revenue mix, maintenance support, royalty agreements, and amortization of capitalized software.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Product development:

Product development costs increased by 16.2% for the quarter and 18.4% for the 6 month period in 1997. Without the effect of MAXM and currency rate changes, the increases were 19.5% and 24.2%, respectively. The increase in 1997 is primarily attributable to higher R&D personnel costs due to increased headcount. In addition, reimbursement of expenses by IBM relating to the jointly developed CICS product was terminated as a result of the new royalty contract in the fourth quarter of fiscal 1996. R&D expenditures were 15% and 16% of revenue (excluding third party) in 1997 and 1996, respectively, and the amount of R&D capitalized was 16% and 15% of gross R&D costs in 1997 and 1996, respectively. The Company capitalizes certain development costs in accordance with Statement of Financial Accounting Standard No. 86 ("FAS 86"). To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the products. Product development and support expenses may fluctuate annually depending in part upon the number and status of internal software development projects.

Sales and marketing:

Sales and marketing expenses decreased by 2.9% for the quarter and increased 5.3% for the 6 month period in 1997. Without the effect of MAXM and currency rate changes, the increases were 14.4% and 17.2%, respectively. The increase in 1997 is primarily attributable to higher agent and employee commissions on increased sales, higher sales personnel costs in Europe and Japan due to increased headcount.

General and Administrative:

General and administrative expenses decreased by 1.7% for the quarter and increased 8.7% for the 6 month period. Without the effect of MAXM and currency rate changes, there was a 14.3% increase for the quarter and a 15.4% increase for the six month period. The increase is primarily attributable to increased costs relating to European facility costs, performance based accruals and higher personnel costs.

Acquisition and Nonrecurring Costs:

During the second quarter of 1997, the Company had approximately $11.3 million of nonrecurring costs which included $1 million of purchased research and development costs and $10.3 million of acquisition costs related to the purchase of MAXM Systems Corporation on January 16, 1997 (see Note 4). The acquisition costs consisted primarily of $4.0 million of termination costs related to reseller agreements, $2.8 million of employee costs, $1.6 million of costs related to closing redundant facilities and $1.6 million of legal, accounting and broker fees.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and other income, net:

Interest and other income consists principally of interest income, interest expense, currency gain or loss, and gain or loss on disposal of assets. The 67.3% increase over 1996 is mainly due to higher interest income as installment receivables increased approximately 23% over a year ago and a $250,000 currency gain in 1997 versus a loss of $125,000 in the prior year.

Income Taxes:

Income taxes have been provided based upon the estimated effective tax rate for the year. The effective tax rate for the six months ended March 31, 1997 was 30% exclusive of the tax effect of expenses related to the acquisition of MAXM Systems Corporation and operating losses of MAXM for which no tax benefit is recognized. Acquisition costs and operating losses of MAXM increased tax expense $555,000 and $1,800,000 for the three and six months ended March 31, 1997, respectively.

The effective tax rate before the valuation allowance for MAXM and non-deductible acquisition costs differs from the federal statuary rate due primarily to permanently invested earnings of foreign subsidiaries being taxed at rates lower than the federal statutory rate. Management believes future taxable income will be sufficient to realize the tax benefit of the net deferred tax asset of approximately $15 million.

LIQUIDITY AND CAPITAL RESOURCES:

The significant sources of cash during 1997 include proceeds from the exercise of employee stock options of $3,145,000; proceeds from sale of lease contracts receivable of $2,154,000; stock purchases through the Employee Stock Purchase Plan of $828,000 and net borrowings under a line of credit of $116,000. The significant uses of cash during 1997 include $3,761,000 used by operating activities; $1,904,000 for internally developed capitalized software; $1,623,000 for purchases of furniture, equipment and leasehold improvements; $1,105,000 for payments on capital leases and notes payable; $601,000 for the purchase of treasury stock; $550,000 for the net purchase of short-term investments and $26,000 for investment in long-term equity securities. Management believes cash flows from operations and existing cash resources will be adequate to meet its working capital requirements for the foreseeable future.

BOOLE & BABBAGE, INC.

                           PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Boole & Babbage, Inc. was held February 20, 1997, for the purpose of electing two people to the Company's Board of Directors to serve a three-year term expiring on the date of the Company's 2000 annual meeting of stockholders, to approve an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock, to amend the Company's employee stock purchase plan to increase the aggregate number of shares available for issuance and to ratify the selection of Ernst & Young LLP as the Company' independent auditors for the next fiscal year. Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Franklin P. Johnson, Jr. was elected to the board of directors for a three-year term with 15,036,976 votes "FOR" and 84,736 votes "WITHHELD".

Johannes S. Bruggeling was elected to the board of directors for a three-year term with 15,037,559 votes "FOR" and 84,153 votes "WITHHELD".

The amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized number of shares of Common Stock from 30,000,000 to 45,000,000 was approved by the following vote:

             "FOR"            "AGAINST"          "ABSTAIN"       Broker Nonvotes
             -----            ---------          ---------       ---------------
          14,609,965           292,081            18,024             201,642

The amendment to the Company's employee stock purchase plan to increase the aggregate number of shares available for issuance under the plan was approved by the following vote:

             "FOR"            "AGAINST"          "ABSTAIN"       Broker Nonvotes
             -----            ---------          ---------       ---------------
           12,833,722         2,035,684           50,664             201,642

The selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1997 was ratified by the following vote:

             "FOR"            "AGAINST"          "ABSTAIN"       Broker Nonvotes
             -----            ---------          ---------       ---------------
           15,100,903           12,269             8,540              NONE

BOOLE & BABBAGE, INC.

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits

                        The following exhibit is filed herewith.

                        Exhibit
                        Number              Description of Document
                        ------              -----------------------
                           27               Financial Data Schedule

             (b) Reports on Form 8-K.

                        During the three months ended March 31, 1997, the Company filed a Current Report on Form 8-K dated January 16, 1997 under Item 2, Acquisition or Disposition of Assets, relating to the acquisition of MAXM Systems Corporation. Subsequent to March 31, 1997, the Company filed Form 8-K/A under Item 7, Financial Statements and Pro Forma Financial Information, which amended Form 8-K dated January 16, 1997.

                        BOOLE & BABBAGE, INC. SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BOOLE & BABBAGE, INC.
                                                  ---------------------


May 12, 1997                                      \Paul E. Newton\
                                                  ----------------------------
                                                  Paul E. Newton
                                                  President and Director
                                                  (Principal Executive Officer)



May 12, 1997                                      \Arthur F. Knapp, Jr.\
                                                  ----------------------------
                                                  Arthur F. Knapp, Jr.
                                                  Senior Vice President
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



May 12, 1997                                      \Carla J. Dorow\
                                                  ----------------------------
                                                  Carla J. Dorow
                                                  Controller
                                                  (Principal Accounting Officer)