Form 10-Q
period 1997-06-30
BOOLE & BABBAGE INC
filed 1997-08-13
CIK 734394

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended    June 30, 1997

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________to______________

Commission File Number    0-132-58

                              BOOLE & BABBAGE, INC.
                 ----------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              94-1651571
          --------                                             -----------
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

                                   Yes X No___

18,643,475 shares of common stock of the Registrant were outstanding as of July 24, 1997.

                              BOOLE & BABBAGE, INC.

                                      INDEX


Part I   FINANCIAL INFORMATION                                          Page No.

   Item 1.   FINANCIAL STATEMENTS
             Consolidated Balance Sheets
                  June 30, 1997 and September 30, 1996                     1

             Consolidated Statements of Operations
                  Three and Nine Months Ended June 30, 1997 and 1996       2

             Consolidated Statements of Cash Flows
                  Nine Months Ended June 30, 1997 and 1996                 3

             Notes to Consolidated Financial Statements                   4-5


   Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS
                  Three and Nine months Ended June 30, 1997 and 1996     6-11


Part II  OTHER INFORMATION


   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                             12


Signatures                                                                13

                                                        Boole & Babbage, Inc.
                                                     Consolidated Balance Sheets
                                                (Amounts in thousands except shares)
                                                      (June 30, 1997 unaudited)
                                                                                                       June 30,        September 30,
Assets                                                                                                   1997               1996
                                                                                                       ---------          ---------
Current assets:
    Cash and cash equivalents                                                                          $  33,548          $  37,260
    Short-term investments                                                                                22,843             24,750
    Accounts receivable, net                                                                              23,028             27,955
    Installment and other receivables, net                                                                58,656             46,221
    Deferred tax asset                                                                                     5,489              5,649
    Prepaid expenses and other current assets                                                              5,390              4,383
                                                                                                       ---------          ---------
        Total current assets                                                                             148,954            146,218

Purchased and internally developed software, net                                                          11,852             11,614
Equipment, furniture and leasehold improvements, net                                                      10,323             12,763
Long-term installment and other receivables                                                               45,689             39,141
Long-term deferred tax asset                                                                               9,433              9,472
Costs in excess of net assets of purchased businesses, net                                                   641                660
Other assets                                                                                               9,061              4,672
                                                                                                       ---------          ---------
        Total assets                                                                                   $ 235,953          $ 224,540
                                                                                                       =========          =========


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                                  $   6,781          $   7,605
     Accrued payroll expense                                                                               9,647              7,890
     Other accrued liabilities                                                                            23,597             25,090
     Short-term borrowings                                                                                   894              3,150
     Notes payable due within one year                                                                       318                469
     Capital lease obligations due within one year                                                         1,064              1,813
     Deferred maintenance revenue                                                                         51,430             51,241
                                                                                                       ---------          ---------
        Total current liabilities                                                                         93,731             97,258

Notes payable due after one year                                                                              66                444
Capital lease obligations due after one year                                                               2,003              2,825
Deferred maintenance revenue due after one year                                                           33,973             28,949

Stockholders' equity:
     Preferred stock, 2,000,000 shares authorized, $.001 par value, none issued                             --                 --
     Common stock, $.001 par value, authorized--30,000,000 shares; issued--
         19,813,576 (19,110,385 at September 30, 1996)                                                        20                 19
     Additional paid-in capital                                                                           86,241             81,047
     Retained earnings                                                                                    25,535             19,328
     Unrealized gain on marketable securities                                                              3,956                370
     Foreign currency translation adjustment                                                              (2,567)               704
     Less treasury stock, 1,173,788 shares (1,143,788 at
           September 30, 1996), at cost                                                                   (7,005)            (6,404)
                                                                                                       ---------          ---------
        Total stockholders' equity                                                                       106,180             95,064
                                                                                                       ---------          ---------
        Total liabilities and stockholders' equity                                                     $ 235,953          $ 224,540
                                                                                                       =========          =========

See accompanying notes

                                                       Boole & Babbage, Inc.
                                               Consolidated Statements of Operations
                                        (Amounts in thousands, except net income per share)
                                                            (Unaudited)

                                                                         Three Months Ended                    Nine Months Ended
                                                                               June 30,                            June 30,
                                                                      --------------------------          --------------------------
                                                                        1997              1996              1997              1996
                                                                      --------          --------          --------          --------
Revenue:
      Product licensing                                               $ 26,784          $ 24,169          $ 79,119          $ 70,276
      Maintenance fees and other                                        21,972            21,426            65,849            62,021
                                                                      --------          --------          --------          --------
           Total revenue                                                48,756            45,595           144,968           132,297
                                                                      --------          --------          --------          --------

Costs and expenses:
      Cost of product licensing                                          3,676             3,863            10,966            11,698
      Cost of maintenance fees and other                                 4,495             5,968            14,711            14,315
      Product development                                                6,310             5,482            18,573            15,843
      Sales and marketing                                               23,277            22,403            70,535            67,292
      General and administrative                                         4,344             4,615            14,017            13,727
      Acquisition and nonrecurring costs                                  --                --              11,309               --
                                                                      --------          --------          --------          --------
           Total costs and expenses                                     42,102            42,331           140,111           122,875
                                                                      --------          --------          --------          --------

Operating income                                                         6,654             3,264             4,857             9,422

Interest and other income, net                                           2,758             1,411             6,574             3,999
                                                                      --------          --------          --------          --------
Income before provision for income taxes                                 9,412             4,675            11,431            13,421

Provision for income taxes                                               2,820             1,585             5,225             4,940
                                                                      --------          --------          --------          --------

Net income                                                            $  6,592          $  3,090          $  6,206          $  8,481
                                                                      ========          ========          ========          ========

Net income per share                                                  $   0.33          $   0.16          $   0.31          $   0.44
                                                                      ========          ========          ========          ========

Shares used in per share calculations                                   20,095            19,317            19,940            19,130
                                                                      ========          ========          ========          ========

See accompanying notes.

                                                       Boole & Babbage, Inc.
                                               Consolidated Statements of Cash Flows
                                                 (Amounts in thousands) (Unaudited)

                                                                                                          Nine Months Ended June 30,
                                                                                                           ------------------------
                                                                                                             1997            1996
                                                                                                           --------        --------
Cash flows from operating activities:
  Net income                                                                                               $  6,206        $  8,481
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation, amortization and write-off of capitalized software                                        7,221           7,755
      Gain on sale of equity securities                                                                        --              (291)
      Loss on disposal of assets                                                                                479            --
      Stock issued under compensatory stock plans                                                                54             312
      Changes in operating assets and liabilities excluding the effect of acquisitions:
         Accounts receivable and installment and other receivables                                          (19,847)        (24,613)
         Prepaid expenses and other assets                                                                   (1,967)           (731)
         Accounts payable and accrued expenses                                                                1,188           2,226
         Deferred maintenance revenue                                                                         7,598          13,394
                                                                                                           --------        --------

Net cash provided by operating activities                                                                       932           6,533
                                                                                                           --------        --------

Cash flows from investing activities:
     Purchases of equipment, furniture and leasehold improvements                                            (2,736)         (3,149)
     Payments for capitalized software                                                                       (3,664)         (2,957)
     Net (purchases) sales of short-term investments                                                          1,904          (1,606)
     Investment in equity securities                                                                           (361)           (855)
     Proceeds from sale of equity securities                                                                   --               717
                                                                                                           --------        --------
Net cash used for investing activities                                                                       (4,857)         (7,850)
                                                                                                           --------        --------

Cash flows from financing activities:
      Proceeds from sale of lease contracts receivable                                                        2,154            --
      Proceeds from issuance of common stock                                                                  5,141           3,663
      Treasury stock purchases                                                                                 (601)         (1,169)
      Borrowing under line of credit, net                                                                    (2,256)          1,632
      Payments on notes payable                                                                                (273)           (645)
      Payments on capital leases                                                                             (1,672)         (1,576)
                                                                                                           --------        --------

Net cash provided by financing activities                                                                     2,493           1,905
                                                                                                           --------        --------

Effect of exchange rate changes on cash                                                                      (2,280)           (390)
                                                                                                           --------        --------

Net decrease in cash and cash equivalents                                                                    (3,712)            198

Cash and cash equivalents at beginning of period                                                             37,260          25,956
                                                                                                           --------        --------

Cash and cash equivalents at end of period                                                                 $ 33,548        $ 26,154
                                                                                                           ========        ========

Supplemental disclosures of cash flow information:
      Cash paid during the year for:
          Interest                                                                                         $  1,304        $    665
          Income taxes, net                                                                                $  3,457        $  3,730

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

     The consolidated financial information at June 30, 1997 and for the three- and nine-month periods ended June 30, 1997 and 1996 is unaudited. The statements in this report include all adjustments of a normal recurring nature. In the opinion of management, these adjustments are necessary for a fair statement of the interim results for the periods presented. The interim results are not necessarily indicative of the results for the full year.

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

                                 3 mos. ended Jun. 30,     9 mos. ended Jun. 30,
(Amounts in thousands, except    ---------------------     ---------------------
net income per share)              1997        1996            1997       1996
                                  -------    -------          -------    -------
Primary:
Common shares outstanding          18,600     17,808           18,340     17,596
 Employee stock option plans        1,495      1,509            1,600      1,534
                                  -------    -------          -------    -------
                                   20,095     19,317           19,940     19,130
                                  =======    =======          =======    =======

Net income                        $ 6,592    $ 3,090          $ 6,206    $ 8,481
                                  =======    =======          =======    =======
Net income per share              $   .33    $   .16          $   .31    $   .44
                                  =======    =======          =======    =======

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

                              BOOLE & BABBAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   Acquisition
     On January 16, 1997, Boole & Babbage ("Boole") acquired, subject to certain conditions, all of the outstanding capital stock of MAXM Systems Corporation ("MAXM"), a privately held company, in exchange for 1,137,115 shares, 10% of which are held in escrow with an independent third party escrow agent, of Boole & Babbage common stock. The Company incurred a charge in the quarter ending March 31,1997 (which is included in the income statement line "Acquisition and nonrecurring costs") in connection with activities to complete this acquisition and eliminate redundant facilities and personnel. The transaction was accounted for using the pooling method and the Company's consolidated financial statements for all prior periods have been restated.

     The unaudited pro forma results of operations of the combined companies for the years ended September 30, 1995 and 1996 and the three months ended December 31, 1996 are as follows:

Three Mo. Ended Dec. 31, 1996                   Boole         MAXM      Combined
                                             --------     --------      --------
     Net revenues                            $ 47,696     $  2,065      $ 49,761
     Net income (loss)                          6,047       (4,129)        1,918
     Net income (loss) per share                 0.33        (0.23)         0.10

Year Ended Sept. 30, 1996                       Boole         MAXM      Combined
                                             --------     --------      --------
     Net revenues                            $165,077     $ 15,525      $180,602
     Net income (loss)                         18,040       (6,583)       11,457
     Net income (loss) per share                 0.99        (0.39)         0.60

Year Ended Sept. 30, 1995                       Boole         MAXM      Combined
                                             --------     --------      --------
     Net revenues                            $152,244     $ 18,906      $171,150
     Net income (loss)                         13,948         (826)       13,122
     Net income (loss) per share                 0.81        (0.10)         0.71

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


REVENUES:

The Company derives its revenues primarily from the licensing of computer software programs, consulting and education services, and the sales of software maintenance services. Total revenue for the 3 and 9 months ended June 30, 1997 and 1996 increased over the same period in the prior year by 6.9% and 9.6%, respectively. Without the effect of the MAXM acquisition and currency rate changes, total revenue increased 21.6% and 22.7%, respectively.

                                 % of Revenue             % of Revenue
                                 ------------              ------------
                              3 Mo. Ended June 30,      9 Mo. Ended June 30,
                              --------------------      --------------------
                               1997     1996   Y/Y chg   1997     1996   Y/Y chg
                              ------------------------  ------------------------
Product licensing              54.9%    53.0%   10.8%    54.6%    53.1%   12.6%
Maintenance fees and other     45.1%    47.0%    2.5%    45.4%    46.9%    6.2%
                              -----    -----     ---    -----    -----     ---
    Total                     100.0%   100.0%    6.9%   100.0%   100.0%    9.6%
                              =====    =====     ===    =====    =====     ===


Product Licensing:

The Company licenses its products to customers for use on their computer systems. Product licensing accounted for 54.9% and 54.6% of total revenue for the 3 and 9 months ended June 30, 1997, respectively, compared to 53.0% and 53.1% in 1996, and increased by 10.8% and 12.6% for the 3 and 9 months ended June 30, 1997, respectively, compared to 1996. Without the effect of the MAXM acquisition and currency rate changes, product licensing increased 28.0% and 29.5% for the 3 and 9 months ended June 30, 1997, respectively. As is common in the industry, more than 50% of the Company's license revenue is derived from transactions that close in the last month of a quarter, which can make quarterly revenues difficult to forecast. And, since operating expenses are relatively fixed, failure to achieve projected revenues could materially and adversely affect the Company's operating results. This, in turn, could result in an immediate and adverse effect on the market price of the Company's stock.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Products:

Client/Server products increased 9.7% for the quarter and decreased 6.4% for the 9 month periods and accounted for 31.6% and 24.1% of licensing. Without the effect of MAXM and currency rate changes, client/server licensing increased 56.5% and 37.2% for the 3 and 9 month period, respectively. The Company anticipates that this group will continue to show high growth rates for the remainder of fiscal 1997. However, the Company competes with certain companies who have greater resources along with products already in the marketplace. In addition, the Company is dependent on the client/server market developing at a rapid rate despite reports by industry analysts that implementation of client/server networks may be more expensive and time consuming than users had anticipated, which could potentially slow the growth of the market. Due to these factors, there can be no assurances that new products will achieve significant market acceptance or competitive success and thus contribute to revenue growth. Mainframe products increased 11.4% and 20.4% (19.0% and 27.4% without the effect of currency rate changes) for the 3 and 9 months ended June 30, 1997, respectively, primarily as a result of strong growth in North America and non-European international which had shown negative growth in 1996. The Company does not expect mainframe growth to be as high in future quarters. Mainframe products include Plex products, which enable customers to handle large groups of computer processors, particularly the parallel processing machines by IBM. The Company's product licensing growth rates could be materially and adversely impacted if the parallel processors do not gain significant market acceptance and customer spending shifts away from traditional mainframes to technology platforms where the Company does not have significant product acceptance.

Markets:

                           % of Product Licensing                   % of Product Licensing
                           ----------------------                   ----------------------
                             3 Mo. Ended June 30,                    9 Mo. Ended June 30,
                           ----------------------                   ----------------------
                         1997       1996        Y/Y chg         1997        1996      Y/Y chg
                     ----------- ----------- ------------    ----------- ---------- -----------
Domestic               37.7%       38.0%      10.0%            35.8%       31.8%      26.8%
International          62.3%       62.0%      11.3%            64.2%       68.2%       6.0%
                     ----------- ----------- ------------    ----------- ---------- -----------
    Total            100.0%       100.0%      10.8%           100.0%      100.0%      12.6%
                     =========== =========== ============    =========== ========== ===========

Domestic:
Field sales grew 6.2% and 26.3% (31.7% and 47.4% without the effect of MAXM) for 3 and 9 months, respectively, while telesales grew 46.4% and 30.1%. For growth to continue in this geographic market, the Company is dependent on continued increases from both the telesales group and the field sales force.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


International:
The Company's product licensing from its international operations, comprised of foreign subsidiaries and marketing agents, increased 11.3% and 6.0% for 3 and 9 months, respectively, due primarily to strong growth in Japan and Europe. Without the effect of MAXM and currency exchange rates, growth was 25.2% and 23.0% for the 3 and 9 month periods, respectively. Since the majority of new revenue is derived from international markets, the Company's operations and financial results could be significantly and adversely affected by international factors such as changes in currency exchange rates and specific countries' political and economic circumstances

Maintenance fees and other:

Maintenance revenue is generated from services the Company provides including technical support, product enhancements, system updates and user documentation. Maintenance revenue also includes maintenance services for an initial period ranging from six months to one year which is included in the initial charge when the Company licenses its software products under a long-term agreement. Thereafter on each anniversary date of the license, the customer may elect to renew its maintenance contract with the Company. Customers may also elect to purchase advance maintenance at the time of product licensing for maintenance periods beyond the first year. Included in maintenance fees and other is revenue from consulting and educational services, computer services, hardware sales (net of costs) and royalties from IBM for the jointly developed CICS product

Maintenance fees and other grew 2.5% and 6.2% for the quarter and year-to-date, respectively. Without the effect of currency rate changes, maintenance fees and other grew 14.4% and 15.1%. This increase is mainly the result of increased product licensing in the previous year combined with high renewal rates but reduced by higher discounts granted on multiple-year maintenance packages purchased by customers.

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

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COSTS AND EXPENSES (excluding acquisition and nonrecurring costs):

                                                   % of Revenue                        % of Revenue
                                              ----------------------               ----------------------
                                               3 Mo. Ended June 30,                 9 Mo. Ended June 30,
                                              ----------------------               ----------------------
                                           1997       1996      Y/Y chg         1997      1996       Y/Y chg
                                        ---------- --------- ------------    ---------- --------- ------------
Cost of product licensing                 7.5%        8.5%       (4.8%)         7.6%       8.8%       (6.3%)
Cost of maintenance fees and other        9.2%       13.1%      (24.7%)        10.1%      10.8%        2.8%
Product development                      12.9%       12.0%       15.1%         12.8%      12.0%       17.2%
Sales and marketing                      47.7%       49.1%        3.9%         48.7%      50.9%        4.8%
General and administrative                8.9%       10.1%       (5.9%)         9.7%      10.4%        2.1%
                                        ---------- --------- ------------    ---------- --------- ------------
    Total                                86.2%       92.8%       (0.5%)        88.9%      92.9%        4.8%
                                        ========== ========= ============    ========== ========= ============

Cost of product licensing:

Cost of product licensing consists primarily of royalties paid to independent software authors and amortization of purchased and internally developed software. Cost of product licensing decreased 4.8% and 6.3% for the 3 and 9 months ended June 30, 1997, respectively. Without the impact of MAXM and currency exchange rates, cost of product licensing increased 8.5% and 4.5% for the 3 and 9 month periods, respectively. The increase relates primarily to higher royalty costs due to increased third party sales. In general, the relationship of cost of product licensing to licensing revenue will fluctuate due primarily to changes in revenue mix, royalty agreements and amortization of capitalized software.

Cost of maintenance fees and other:

Cost of maintenance fees and other consists primarily of cost of product maintenance support, royalties paid to independent software authors, amortization of purchased and internally developed software, the cost to provide educational and consulting services and costs related to operating the computer services division. Cost of maintenance fees and other decreased by 24.7% for the quarter and increased 2.8% for the nine months ended June 30, 1997. Without the impact of MAXM and currency exchange rates, the quarter had a decrease of 3.7% while year-to-date increased 16.6%. In 1997, the increase was primarily due to higher third party royalties in Europe as a result of the expiration of a reduced rate from a third-party vendor which was in effect from the second quarter of fiscal 1995 to the fourth quarter of fiscal 1996. In the third quarter this was offset by lower educational and consulting costs in Europe. In general, fluctuations in the relationship of cost of maintenance fees and other to revenue are caused primarily by changes in revenue mix, maintenance support, royalty agreements, and amortization of capitalized software.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Product development:

Product development costs increased by 15.1% for the quarter and 17.2% for the 9 month period in 1997. Without the effect of MAXM and currency rate changes, the increases were 23.3% and 23.9%, respectively. The increase in 1997 is primarily attributable to higher R&D personnel costs due to increased headcount. In addition, reimbursement of expenses by IBM relating to the jointly developed CICS product was terminated as a result of the new royalty contract in the fourth quarter of fiscal 1996. R&D expenditures were 16% of revenue (excluding third party) in both 1997 and 1996 and the amount of R&D capitalized was 16% of gross R&D costs in both years. The Company capitalizes certain development costs in accordance with Statement of Financial Accounting Standard No. 86 ("FAS 86"). To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the products. Product development and support expenses may fluctuate annually depending in part upon the number and status of internal software development projects.

Sales and marketing:

Sales and marketing expenses increased by 3.9% and 4.8% for the 3 and 9 month 0eriods, respectively. Without the effect of MAXM and currency rate changes, the increases were 22.1% and 18.8%, respectively. The increase in 1997 is primarily attributable to higher agent and employee commissions on increased sales and higher sales personnel costs in Europe and Japan due to increased headcount.

General and Administrative:

General and administrative expenses decreased by 5.9% for the quarter and increased 2.1% for the 9 month period. Without the effect of MAXM and currency rate changes, there was a 10.9% increase for the quarter and a 13.9% increase for the nine month period. The increase is primarily attributable to increased costs relating to higher personnel and consulting costs, European facility costs, and performance based accruals.

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

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and other income, net:

Interest and other income consists principally of interest income, interest expense, currency gain or loss, and gain or loss on disposal of assets. The year-to-date 64.4% increase over 1996 is mainly due to higher interest income as installment receivables increased and a $500,000 currency gain in 1997 versus a loss of $600,000 in the prior year.

Income Taxes:

Income taxes have been provided based upon the estimated effective tax rate for the year. The effective tax rate for the nine months ended June 30, 1997 was 30% exclusive of the tax effect of expenses related to the acquisition of MAXM Systems Corporation in the second quarter and operating losses of MAXM in the first quarter for which no tax benefit is recognized. Acquisition costs and operating losses of MAXM increased tax expense $1,800,000 for the nine months ended June 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES:

The significant sources of cash during 1997 include proceeds from the exercise of employee stock options of $3,419,000; proceeds from sale of lease contracts receivable of $2,154,000; stock purchases through the Employee Stock Purchase Plan of $1,722,000; net sales of short-term investments of $1,904,000 and $932,000 provided by operating activities. The significant uses of cash during
1997 include $3,664,000 for internally developed capitalized software; $2,736,000 for purchases of furniture, equipment and leasehold improvements; net payments under a line of credit of $2,256,000; payments on capital leases and notes payable of $1,945,000; $601,000 for the purchase of treasury stock and $361,000 for investment in long-term equity securities. Management believes cash flows from operations and existing cash resources will be adequate to meet its working capital requirements for the foreseeable future.

BOOLE & BABBAGE, INC.

                           PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

             (a) Exhibits

                        The following exhibit is filed herewith.

                        Exhibit
                        Number              Description of Document
                        -------             -----------------------
                          27                Financial Data Schedule

             (b) Reports on Form 8-K.

                        During the three months ended March 31, 1997, the Company filed a Current Report on Form 8-K dated January 16, 1997 under Item 2, Acquisition or Disposition of Assets, relating to the acquisition of MAXM Systems Corporation. During the three months ended June 30,
                        1997, the Company filed Form 8-K/A under Item 7, Financial Statements and Pro Forma Financial Information, which amended Form 8-K dated January 16, 1997.

                        BOOLE & BABBAGE, INC. SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BOOLE & BABBAGE, INC.



August 8, 1997                                \Paul E. Newton\
--------------                                --------------------------
                                              Paul E. Newton
                                              President and Director
                                              (Principal Executive Officer)



August 8, 1997                                \Arthur F. Knapp, Jr.\
--------------                                --------------------------
                                              Arthur F. Knapp, Jr.
                                              Senior Vice President
                                              Chief Financial Officer
                                              (Principal Financial Officer)



August 8, 1997                                \Carla J. Dorow\
--------------                                --------------------------
                                              Carla J. Dorow
                                              Controller
                                              (Principal Accounting Officer)