Form 10-K
period 1997-09-30
BOOLE & BABBAGE INC
filed 1997-12-29
CIK 734394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal year ended September 30, 1997

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION   13  OR  15(d)  OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from________to___________

                        Commission File Number: 0-132-58

                              BOOLE & BABBAGE, INC.
             (Exact name of registrant as specified in its charter)

 Delaware                                                94-1651571
 (State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                          Identification No.)

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the average bid and asked price of the Common Stock on November 28, 1997, was approximately $503,252,809. Shares of Common Stock held by each officer and director have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock on November 28, 1997 was 18,866,547.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for fiscal year ended September 30, 1997 - Items 5, 6, 7, 8 and 14.

2.   Portions of Proxy  Statement  dated January 15, 1998 - Items 10, 11, 12 and
     13.

                              BOOLE & BABBAGE, INC.
                                    FORM 10-K
                          YEAR ENDED SEPTEMBER 30, 1997
                                Table of Contents

    Item
    Number                                                                Page
    ------                                                                ----
                                     PART I

    1.  Business.......................................................     1

    2.  Properties.....................................................     7

    3.  Legal Proceedings..............................................     7

    4.  Submission of Matters to a Vote of Security Holders............     7

                                     PART II

    5.  Market for the Registrant's Common Stock and Related
        Stockholder Matters............................................     8

    6.  Selected Consolidated Financial Data...........................     8

    7.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations..........................................     8

    7A. Quantitative and Qualitative Disclosures about Market Risk.....     8

    8.  Financial Statements and Supplementary Data....................     8

    9.  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure...........................................     8

                                    PART III

    10. Directors and Executive Officers of the Registrant.............     9

    11. Executive Compensation.........................................     9

    12. Security Ownership of Certain Beneficial Owners and Management.     9

    13. Certain Relationships and Related Transactions.................     9

                                     PART IV

    14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   10

    Signatures.........................................................    13

                                     PART I


ITEM 1.  BUSINESS

General

Boole & Babbage, Inc. ("Boole & Babbage" or the "Company"), founded in 1967, develops and markets enterprise automation software solutions for managing service levels in multivendor, distributed computing environments.

The Company's products are used by information systems professionals whose organizations rely on the availability of their computing resources to conduct business. Boole & Babbage is committed to the quality of the products and services it provides to its customers and continually invests in research and development to maintain the quality of its software products.

See Note 7 of Notes to Consolidated Financial Statements for certain financial information with respect to the Company's foreign operations.

Market

Over the last 30 years, systems management has evolved from simply monitoring resource usage in a single mainframe to automated management of client/server applications across the information system enterprise. This includes the monitoring and management of mainframes, servers, networks and applications from disparate vendors and across a myriad of platforms.

The explosive growth of computing resources poses new challenges for systems management. Organizations are increasingly dependent on information systems for their 24x7 operations. If systems fail to deliver service to the internal end-user, there can be an immediate impact on external customers and the bottom line.

Today's typical computing environment includes mainframes, workstations, applications, middleware, databases and Web technologies dispersed throughout the organization. In this scenario, applications become increasingly complex as they support more business functions and are distributed across the enterprise on downsized platforms.

Along with the task of supporting this complex, mission-critical resource, corporate IT departments are under continuous pressure to reduce all the costs associated with information systems and their management--hardware, software, networks and personnel.

Despite recent consolidations, a smaller field of software vendors has been slow to deliver significant integration among systems management tools, while the market continues to demand out-of-the-box interoperability of diverse products.

In the face of these market dynamics, traditional approaches to systems management--which focuses on managing discrete components such as CPUs, subsystems, devices and networks-- cannot meet the challenge of managing the service levels required by the end-users connected to the corporate IT infrastructure. These users demand that systems management focuses on the same mission-critical applications they rely on.

Today, Boole & Babbage is focused on delivering the next generation of service level management tools needed to respond to these challenges with its latest product initiative: Desired State Management. In support of this initiative which is designed to allow organizations to express IT management policies in business terms, Boole & Babbage has introduced a new Windows NT-based, Web-enabled family of clients, called the Explorer, that provide users with increased flexibility and lower complexity in managing the entire enterprise. Additionally, the Company has outlined plans for several other new products, including new servers and agents, and initiatives that support the Desired State Management computing model.


Product Strategy:   Service Level Management for Distributed Systems

Simplifying the management of enterprises and ensuring system availability is the driving force behind Boole & Babbage software solutions. Its products enable leading worldwide organizations with large and complex Information Technology
(IT) systems to reduce operational costs and improve service delivery. Through advanced interoperability with leading frameworks and a flexible architecture easily scaled to customer requirements, Boole & Babbage products deliver a comprehensive systems management and automation solution for the entire enterprise, including applications, middleware, databases and Web technologies.

The Boole & Babbage set of service level management offerings is an end-to-end open solution -- without any boundaries to the type of IT components that can be reached. If an enterprise has SNMP- and CMIP-managed equipment, or is committed to one of the leading frameworks from IBM/Tivoli, HP or SUN, then Boole & Babbage service level management solutions fit with and complement the customer's specific environment without extensive changes. The Company's products accept any type of alert from non-standard-conforming environments such as legacy, network equipment, environmental systems and/or older midrange systems and allow for implementation through ready-to-use, knowledge bases.


Explorer Family for Proactive Service Level Management

By focusing on service level management at the application level, the new Explorer product architecture allows businesses to reduce the implementation process; lower the burden and costs involved in maintenance; and effectively close the gap between IT management and business units.

Delivering seamless interoperability across all Boole & Babbage product lines from a Web browser or native Microsoft Windows NT-based, graphical user interface, the Explorer family of clients share the same object-oriented technology.

Boole & Babbage has also incorporated a highly-graphical 3D and video user interface, secure remote access and complete platform independence, via a full-function Web browser, to all its Explorer offerings. Products include:

COMMAND/POST Explorer and MAX/Enterprise Explorer for distributed end-to-end enterprise management.

SpaceView Explorer for comprehensive storage management.

Command MQ Explorer for end-to-end management of message-oriented middleware.

MainView Explorer for management of Parallel Sysplex and traditional mainframe environments (available in Q2 1998).

COMMAND/POST:   End-to-end Availability Management for Distributed Systems

COMMAND/POST is at the core of the Company's service level management strategy and is installed in more than 500 hundred leading organizations worldwide. COMMAND/POST functions as a central point-of-control for managing and automating all computers, networks and applications. It is integrated with all Boole & Babbage product lines, as well as many of the leading help desk problem management products and frameworks. COMMAND/POST uses a combination of agent- and message-based capabilities to extend the reach and scalability to any level of the enterprise.

COMMAND/POST finds problems and pinpoints the actual causes of enterprise system failures, triggers rapid corrective actions, interacts with problem management systems and escalates problem resolution to the appropriate level to ensure rapid restoration of service. It targets and solves network problems such as node failures or the rerouting of data over a less-congested path. Customers gain increases in application availability while limiting required manual intervention by systems management professionals.

By consolidating enterprise information to a central console, operational staffing requirements are reduced, freeing up resources for more strategic functions while the overall control of the complex information system infrastructure is enhanced. In the last four years, COMMAND/POST has emerged as a valuable tool for centralized, proactive Help Desk management, an area of renewed focus for corporate enterprises. And through partnerships with other market leaders such as HP, IBM/Tivoli and SUN, COMMAND/POST has gained acceptance as the system integrator for various point solutions. These partnerships deliver to COMMAND/POST users the benefits of integrated, complementary products from customers' preferred vendors.

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


COMMAND/POST Power Modules:   Distributed Enterprise Intelligence

Power Modules are agent-based solutions for managing a variety of different operating system platforms, middleware and applications. Power Modules exist for multiple versions of UNIX, Windows NT, OS/2, NetWare, IBM MQSeries, Microsoft MSMQ and SAP R/3.

Each Power Module is focused on increasing availability by providing surveillance and resolution of conditions that can affect applications, servers or workstations. Integrated management of Power Modules and the alerts they generate is performed from either the enterprise central point of control at a COMMAND/POST console, or from a local domain-level COMMAND/POST console.

MainView:  Mainframe and Parallel Sysplex Server Management

The Boole & Babbage integrated MainView family of products provides automation and performance management for the IBM S/390 servers, ES/9000 series processors and to the CMOS based highly Parallel Sysplex servers. MainView products provide flexibility and efficiency in data collection across multiple MVS systems including Sysplex environments. On a single screen, application-focused views help ensure that service and availability goals are being met across the entire enterprise.

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

Customers benefit from greater efficiency and cost reduction with parallel processors, however, they are also faced with an attendant increase in system complexity. Boole & Babbage was the first software vendor to offer products specifically designed to handle the systems management needs of the Parallel Sysplex environment.

The Company's mainframe products operate only with certain IBM operating systems. IBM has often modified or changed its operating systems and introduced new computer systems. The Company believes that IBM's successive operating systems and mainframe architectures have been and will be designed to allow IBM customers to enhance their systems and use new software as well as to modify and use their existing software. The Company must adapt its products to accommodate these IBM changes in order to license its products to new customers and to obtain maintenance contracts from existing customers.

Boole & Babbage works closely with IBM to ensure that its products are kept current with their product releases. The companies exchange information and work cooperatively to ensure consistent service to their mutual customers. IBM is also a customer and user of Boole & Babbage products.

While it is not anticipated that parallel processors will immediately replace all traditional mainframes, Boole & Babbage is well positioned for the coexistence of both types of processors as they evolve to new roles. In fact, many large firms are investing in Boole & Babbage Sysplex-ready products in order to prepare their systems management infrastructure for a smooth transition to parallel processors. The flexibility of the MainView architecture is beneficial in both a parallel processing environment and in traditional mainframe computing by making it possible to group resource activities in ways that are meaningful to a particular business.


Command MQ:  End-to-end Middleware Management

Command MQ is a fully integrated solution that provides availability management and automation, performance and operations management, and configuration and administration of distributed message-queuing middleware networks. Based on the Boole & Babbage agent and message-based technology, Command MQ's coverage of MQSeries spans MVS, HP-UX, Sun Solaris, DEC VMS, UNIX, AIX, OS/400, OS/2, Microsoft's MSMQ and Windows NT operating environments.

From a single console, Command MQ presents a consummate view of the availability and performance of the middleware layer network and how it is affecting the mission-critical applications it supports. Command MQ is capable of monitoring all middleware internal network components, such as queue managers, queues and channels, as well as the physical resources that constitute the external network.

Command  MQ  is  highly  interoperable  with  enterprise   management  consoles,
including HP OpenView, Tivoli TME 10, SunSoft Solstice and Boole & Babbage COMMAND/POST.

SpaceView:  End-to-end Storage Management and Automation

Boole & Babbage sells products that address the control and automation of mainframe and client/server disk (DASD) storage subsystems.

Its SpaceView offering provides enterprisewide, integrated storage management. Over 3,000 data centers worldwide use the SpaceView family of products to automate storage management across the enterprise. Components of SpaceView dynamically recover from errors caused by space shortages, extend IBM's storage management utilities with more sophisticated file placement and better control of archiving, report on disk utilization by physical volume or by business application, and increase performance of specific types of jobs through extensive buffering.


Third-party Products

The Company also sells a number of products from independent software vendors; these third-party products complement the Company's strategy by adding applications such as Scheduling, Tape, Output and Printing management, JCL management, Desktop to Mainframe Connectivity etc. The following companies provide products for the European and international market: Diversified Software Systems, Inc., New Dimension Software, Simware, Inc., and Tone Software Corporation.


COMMAND/POST, MainView and MAX/Enterprise are registered trademarks of Boole & Babbage, Inc. SpaceView is a trademark of Boole & Babbage, Inc. IBM is a registered trademark of International Business Machines Corporation. MVS, CICS, IMS, DB2, NetView and SystemView are trademarks of International Business Machines Corporation.


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

The Company's customers are generally large corporate and government organizations including industrial companies, commercial banks, insurance companies, communications companies, retailers, transportation companies, utilities, health care and educational institutions, and federal, state and local governments. No customer accounted for greater than 10% of the Company's revenue in 1997, 1996 or 1995.

The Company's commitment to customer satisfaction and service is reflected in its policies regarding day-to-day operations and product maintenance, as well as in its efforts to establish forums for customer interaction and dialogue.

Boole & Babbage has more than 12,500 products installed at more than 6,000 sites worldwide. In each of the last three fiscal years, a large portion of the Company's product revenue was from additional licensing by existing customers of either new products or products for additional sites.


Research and Development

The computer hardware and software industries are characterized by rapid technological change, which requires a continuing high level of expenditures for the development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or as changes in manufactures' hardware and software so require. In 1997 the Company reinvested 16% of its Boole product revenues in R&D activities aimed at both enhancing the existing products and adding several new ones. R&D costs net of amounts capitalized were $22,357,000, $20,872,000 and $20,113,000 for the years ended September 30, 1997, 1996 and 1995, respectively.


Competition

The computer software industry is highly competitive. There are several large software vendors that have substantially greater financial and technical resources than the Company; in the future, these companies may develop and market products similar to those offered by Boole & Babbage. Competitive products are currently offered by a number of independent software companies. The most important consideration for customers of performance capacity management, automated operations, and network management software are product and product line capability, integration, on-going product enhancement, ease of installation and use, reliability and quality of technical support, documentation and training, name recognition, vendor experience and stability, and, to a lesser extent, price. The Company believes that it competes favorably in all of these areas.

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


Employees

As of November 30, 1997 Boole & Babbage employed approximately 880 persons, including sales, marketing and related activities; product development and customer support; and management, administration and finance. Of such employees, approximately 544 are employed in the United States and approximately 349 are employed in foreign countries. The Company believes that its employee relations are good.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1997.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

     The information contained under the caption "Market for the Registrant's Common Stock and Related Stockholder Matters" on page 20 of the 1997 Annual Report to Stockholders is incorporated herein by reference. On January 16, 1997, pursuant to an Agreement and Plan of Merger and Reorganization among Boole & Babbage, MAXM Systems Corporation ("MAXM") and Minimum Acquisition Sub, Inc., Boole & Babbage acquired all of the capital stock of MAXM. In connection with and in consideration for the acquisition of MAXM by Boole Babbage, an aggregate of 1,137,115 shares of Boole & Babbage Common Stock were issued to the shareholders of MAXM, subject to an escrow agreement pursuant to which 10% of such shares are being held by an independent third party escrow agent. The issuance of Common Stock by Boole & Babbage was not registered with the Securities and Exchange Commission in reliance upon the exemptions provided by
Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The  information  contained  under  the  caption,   "Selected  Consolidated
Financial Data" in the 1997 Annual Report to Stockholders on page 1 is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Stockholders on pages 3 - 8 is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements for Boole & Babbage, Inc. are contained on pages 9 - 12 of the 1997 Annual Report to Stockholders and are incorporated herein by reference. Supplementary data is contained on page 1 of the 1997 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement dated January 15, 1998 under the captions "Proposal 1" and "Additional Information."




ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement dated January 15, 1998 under the captions "Proposal 1," "Executive Compensation," "Stock Option Grants and Exercises" and "Compensation Committee Report."




ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement dated January 15, 1998 under the caption "Security Ownership of Management and Principal Stockholders."




ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's Proxy Statement dated January 15, 1998 under the caption "Certain Transactions."

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this Report:

       1. Financial Statements. The following Consolidated Financial Statements of Boole & Babbage, Inc. and Report of Independent Auditors are incorporated by reference to Registrant's 1997 Annual Report to Stockholders:


                                                                         Page in
                                                                    Exhibit 13.1

               Consolidated Statements of Income-Years Ended
               September 30, 1997, 1996 and 1995..........................   9

               Consolidated Balance Sheets-September 30, 1997, 1996
               and 1995...................................................  10

               Consolidated Statements of Stockholders' Equity-
               Years Ended September 30, 1997, 1996 and 1995..............  11

               Consolidated Statements of Cash Flows-Years Ended
               September 30, 1997, 1996 and 1995..........................  12

               Notes to Consolidated Financial Statements.................  13

               Report of Ernst & Young LLP, Independent Auditors..........  20

       2. Financial Statement Schedule. The following financial statement schedule of Boole & Babbage, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Boole & Babbage, Inc.:

               Schedule for the fiscal years ended September 30, 1997, 1996 and 1995:

               Schedule                                                     Page
               --------                                                     ----
               II-  Valuation and Qualifying Accounts.....................   14

       All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements and notes thereto included in the 1997 Annual Report to Stockholders, filed as Exhibit 13.1.

       3. Exhibits. The exhibits listed in Item 14(c) are filed as part of this Annual Report.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

(c)    Exhibit
       Number                     Description
       ------                     -----------

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

       10.4 Form of Indemnity Agreement between Registrant and its officers and directors. (1)

       10.5 1993 Nonemployee Directors' Stock Option Plan, as amended, and related grant forms. (5)

       10.6    1995 Stock Option Plan, as amended, and related grant forms. (6)

       11.1    Computation of net income per share. (7)

       13.1    1997 Annual Report to Stockholders. (7)

       21.1    Subsidiaries of Registrant. (7)

       23.1    Consent of Ernst & Young LLP, Independent Accountants. (7)

       23.2    Report of Coopers & Lybrand LLP, Independent Accountants. (7)

       23.3    Consent of Coopers & Lybrand LLP, Independent Accountants. (7)

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

(4) Previously filed as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-32341) and incorporated herein by reference.

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of December 1997.

                                                      BOOLE & BABBAGE, INC.


                                             By:      \Arthur F. Knapp, Jr.\
                                                      -------------------------
                                                      Arthur F. Knapp, Jr.
                                                      Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)


                                POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the following page constitutes and appoints Paul E. Newton and Arthur F. Knapp, Jr. his attorneys-in-fact for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of December 1997.



\Johannes S. Bruggeling\                        \Terry R. McGowan\
------------------------                        ------------------
Johannes S. Bruggeling                          Terry R. McGowan
Executive Vice President and Director           Director



\Raymond E. Cairns\                             \Paul E. Newton\
-------------------                             ----------------
Raymond E. Cairns                               Paul E. Newton
Director                                        President and Director



\Franklin P. Johnson, Jr.\                      \Carl H. Reynolds\
--------------------------                      ------------------
Franklin P. Johnson, Jr.                        Carl H. Reynolds
Chairman of the Board of Directors              Director

                                   SCHEDULE II

                              BOOLE & BABBAGE, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                         Allowance for Doubtful Accounts

                                                             Additions
                                                       ----------------------
                                                       Charged       Charged
                                      Balance at       to Costs      to Other                          Balance
                                      Beginning        and           Accounts      Deductions          at End
                                      of Period        Expenses      Describe      Describe            of Period
                                      ---------        --------      --------      --------            ---------

Year ended September 30, 1997         $2,277,000       $  40,000       --         $(322,000)*           $1,995,000

Year ended September 30, 1996         $2,103,000       $ 390,000       --         $(216,000)**          $2,277,000

Year ended September 30, 1995         $2,150,000       $ 129,000       --         $(176,000)***         $2,103,000

* Amount includes $280,000 of account write-offs and $42,000 due to currency changes.

** Amount includes $206,000 of account write-offs, net of $10,000 due to currency changes.

*** Amount includes $162,000 of account write-offs, net of $14,000 due to currency changes.

                                       14