Form 10-Q
period 1997-12-31
BOOLE & BABBAGE INC
filed 1998-02-13
CIK 734394

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to______________

Commission File Number    0-132-58

                              BOOLE & BABBAGE, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                   94- 1651571
          --------                                   -----------
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

                                   Yes X  No
                                      ---   ---
18,661,559 shares of common stock of the Registrant were outstanding as of January 30, 1998.

                              BOOLE & BABBAGE, INC.

                                      INDEX



Part I        FINANCIAL INFORMATION                                     Page No.

       Item 1.    FINANCIAL STATEMENTS
                  Consolidated Balance Sheets
                       December 31, 1997 and September 30, 1997             1

                  Consolidated Statements of Income
                       Three Months Ended December 31, 1997 and 1996        2

                  Consolidated Statements of Cash Flows
                       Three Months Ended December 31, 1997 and 1996        3

                  Notes to Consolidated Financial Statements                4-5


       Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS
                       Three Months Ended December 31, 1997 and 1996        6-11


Part II       OTHER INFORMATION


       Item 6.    EXHIBITS AND REPORTS ON FORM 8-K                          12


Signatures                                                                  13

                                            Boole & Babbage, Inc.
                                         Consolidated Balance Sheets
                                    (Amounts in thousands except shares)
                                        (December 31, 1997 unaudited)

                                                                                December 31,      September 30,
Assets                                                                             1997               1997
                                                                                -----------        -----------
Current assets:
    Cash and cash equivalents                                                     $ 32,881           $ 33,923
    Short-term investments                                                          24,100             23,050
    Accounts receivable, net                                                        29,204             26,412
    Installment and other receivables, net                                          67,117             65,469
    Deferred tax asset                                                               6,103              6,154
    Prepaid expenses and other current assets                                        4,780              4,513
                                                                                -----------        -----------
           Total current assets                                                    164,185            159,521

Purchased and internally developed software, net                                    12,056             12,152
Equipment, furniture and leasehold improvements, net                                10,085              9,968
Long-term installment and other receivables                                         55,825             52,290
Long-term deferred tax asset                                                        10,557             10,571
Costs in excess of net assets of purchased businesses, net                             627                634
Other assets                                                                        18,575             15,008
                                                                                -----------        -----------
           Total assets                                                           $271,910           $260,144
                                                                                ===========        ===========


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                               $7,345             $8,895
     Accrued payroll expense                                                         8,729              9,840
     Other accrued liabilities                                                      29,894             27,080
     Short-term borrowings                                                             516              1,016
     Notes payable due within one year                                                 321                319
     Capital lease obligations due within one year                                     813                933
     Deferred maintenance revenue                                                   54,302             53,432
                                                                                -----------        -----------
           Total current liabilities                                               101,920            101,515

Notes payable due after one year                                                        34                 50
Capital lease obligations due after one year                                         1,942              1,795
Deferred maintenance revenue due after one year                                     40,440             38,282

Stockholders' equity:
     Preferred stock, 2,000,000 shares authorized, $.001 par value, none issued         --                 --
     Common stock, $.001 par value, authorized--45,000,000 shares; issued--
         20,033,958 (19,979,810 at September 30, 1997)                                  20                 20
     Additional paid-in capital                                                     93,771             91,970
     Retained earnings                                                              41,168             32,800
     Unrealized gain on marketable securities                                        7,199              5,691
     Foreign currency translation adjustment                                        (4,503)            (3,503)
     Less treasury stock, 1,283,787 shares (1,228,788 at
           September 30, 1997), at cost                                            (10,081)            (8,476)
                                                                                -----------        -----------
           Total stockholders' equity                                              127,574            118,502
                                                                                -----------        -----------
           Total liabilities and stockholders' equity                             $271,910           $260,144
                                                                                ===========        ===========

See accompanying notes.

                                           Boole & Babbage, Inc.
                                     Consolidated Statements of Income
                             (Amounts in thousands, except earnings per share)
                                                (Unaudited)
                                                                      Three Months Ended
                                                                         December 31,
                                                               -------------------------------
                                                                   1997                1996
                                                               -----------         -----------
Revenue:
      Product licensing                                           $30,209             $27,278
      Maintenance fees and other                                   22,724              22,483
                                                               -----------         -----------
           Total revenue                                           52,933              49,761
                                                               -----------         -----------

Costs and expenses:
      Cost of product licensing                                     4,211               3,978
      Cost of maintenance fees and other                            5,135               6,016
      Product development                                           6,456               6,387
      Sales and marketing                                          24,391              25,126
      General and administrative                                    4,500               5,325
                                                               -----------         -----------
           Total costs and expenses                                44,693              46,832
                                                               -----------         -----------

Operating income                                                    8,240               2,929

Interest and other income, net                                      3,383               1,588
                                                               -----------         -----------
Income before provision for income taxes                           11,623               4,517

Provision for income taxes                                          3,255               2,600
                                                               -----------         -----------

Net income                                                         $8,368              $1,917
                                                               ===========         ===========

Basic earnings per share                                       $     0.45          $     0.11
                                                               ===========         ===========

Diluted earnings per share                                     $     0.41          $     0.10
                                                               ===========         ===========

Common shares outstanding                                          18,735              18,135
                                                               ===========         ===========

Common shares assuming dilution                                    20,450              19,700
                                                               ===========         ===========

See accompanying notes.

                                              Boole & Babbage, Inc.
                                      Consolidated Statements of Cash Flows
                                       (Amounts in thousands) (Unaudited)
                                                                                      Three Months Ended
                                                                                         December 31,
                                                                                   ------------------------
                                                                                      1997           1996
                                                                                   ---------      ---------
Cash flows from operating activities:
  Net income                                                                       $  8,368       $  1,917
  Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
      Depreciation, amortization and write-off of capitalized software                2,341          2,458
      Gain on sale of equity securities                                                (422)           -
      Stock issued under compensatory stock plans                                        46             24
      Changes in operating assets and liabilities excluding the effect of acquisitions:
         Accounts receivable and installment and other receivables                  (12,666)        (9,203)
         Prepaid expenses and other assets                                             (240)        (1,422)
         Accounts payable and accrued expenses                                          749           (274)
         Deferred maintenance revenue                                                 4,156          3,022
                                                                                   ---------      ---------

Net cash provided by (used for) operating activities                                  2,332        (3,478)
                                                                                   ---------      ---------

Cash flows from investing activities:
     Purchases of equipment, furniture and leasehold improvements                    (1,088)          (869)
     Payments for capitalized software                                               (1,070)          (938)
     Net (purchases) sales of short-term investments                                 (1,050)        (3,249)
     Investment in equity securities                                                 (2,808)           (26)
     Proceeds from sale of equity securities                                            968            -
                                                                                   ---------      ---------

Net cash used for investing activities                                              (5,048)        (5,082)
                                                                                   ---------      ---------

Cash flows from financing activities:
      Proceeds from sale of lease contracts receivable                                2,868            795
      Proceeds from issuance of common stock                                          1,754          1,729
      Treasury stock purchases                                                       (1,605)          (601)
      Borrowing under line of credit, net                                              (500)          (209)
      Payments on notes payable                                                         (14)           (48)
      Payments on capital leases                                                       (286)          (513)
                                                                                   ---------      ---------

Net cash provided by financing activities                                             2,217          1,153
                                                                                   ---------      ---------

Effect of exchange rate changes on cash                                                (543)           616
                                                                                   ---------      ---------

Net decrease in cash and cash equivalents                                            (1,042)        (6,791)

Cash and cash equivalents at beginning of period                                     33,923         37,260
                                                                                   ---------      ---------

Cash and cash equivalents at end of period                                         $ 32,881       $ 30,469
                                                                                   =========      =========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                                                    $335           $447
          Income taxes, net                                                           $366         $1,709

Supplemental disclosures of noncash investing and financing activities:
           A capital lease obligation of $313,000 was incurred in 1997 for the purchase of equipment.

See accompanying notes

                              BOOLE & BABBAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     The accompanying consolidated financial statements include the accounts of all subsidiaries after the elimination of all significant inter-company items and transactions.

     A summary of the significant accounting policies of the Company is included in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended September 30, 1997. These consolidated financial statements should be read in conjunction with those notes.

     The consolidated financial information at December 31, 1997 and for the three- month periods ended December 31, 1997 and 1996 is unaudited. The statements in this report include all adjustments of a normal recurring nature. In the opinion of management, these adjustments are necessary for a fair statement of the interim results for the periods presented. The interim results are not necessarily indicative of the results for the full year.


2.   Earnings Per Share
     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the Statement 128 requirements.

       (Amounts in thousands, except           3 mos. ended Dec. 31,
        earnings per share)                    ---------------------
                                                   1997         1996
                                                   ----         ----
      Diluted:
      Common shares outstanding                  18,735       18,135
      Employee stock option plans                 1,715        1,565
                                                 ------       ------
                                                 20,450       19,700
                                                 ======       ======
      Net income                                 $8,368       $1,917
                                                 ======       ======
      Diluted earnings per share                   $.41         $.10
                                                 ======       ======

Diluted earnings per common share is computed by adding to the weighted average number of common shares outstanding during the period the number of dilutive common shares that would be issuable upon the exercise of outstanding options using the treasury stock method of computation.

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

4.   Recent Accounting Pronouncements
     The company intends to adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. Both standards will require additional disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS No. 130 contains requirements for the reporting and display of comprehensive income and will first be reflected in the Company's first quarter of 1999 interim financial statements. Components of comprehensive income for the Company include items such as net income and changes in the value of available-for-sale securities. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will first be reflected in the Company's 1999 Annual Report.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

When used in this discussion, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below and in the Company's Form 10-K for the year ended September 30, 1997, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements,  which speak only as of the date hereof.  The Company  undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Statement of Position (SOP) 97-2, "Software Revenue Recognition" was issued in October 1997 and addresses software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997 and will therefore be adopted for the Company's fiscal year 1999, beginning October 1, 1998. Based on its reading and interpretation of SOP 97-2, the Company believes it is currently in compliance with the final standard. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could be material to the Company's revenues and earnings.

As detailed on its web site (boole.com), many Boole & Babbage products are already Year 2000 compliant. Most of the remaining products will be compliant by the end of fiscal 1998 and the Company will ensure that all products will be fully Year 2000 compliant before December 31, 1999.

For it's internal systems, the Company has implemented conversion projects to properly process transactions relating to the year 2000 and beyond. The Company plans to have programming and other changes to critical systems such as Oracle Accounting Financial Applications completed by early 1999 in order to allow time for testing. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 capable or that any failure to ensure year 2000 year capability by another company would not have an adverse effect on the Company's systems. The Company does not expect the cost of these projects to have a material effect on the Company's financial position or results of operations.

REVENUES:

The Company derives its revenues primarily from the licensing of computer software programs, the sales of software maintenance services, and from consulting and education services. The following table shows percent of total revenue and year-to-year percentage changes as reported and without the effect of currency rate changes for the three months ended December 31, 1997 and 1996, respectively.

                                                         As           Without
                                  % of Revenue        Reported       Currency
                            -----------------------  -----------    -----------
                               1997        1996       Y/Y chg.       Y/Y chg.
                            ----------- -----------  -----------    -----------
Product licensing             57.1%       54.8%        10.7%          19.6%
Maintenance fees and other    42.9%       45.2%         1.1%           8.4%
                            ----------- -----------  -----------    -----------
    Total                    100.0%      100.0%         6.4%          14.5%
                            ----------- -----------  -----------    -----------

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Product Licensing:                        As       Without
                                       Reported    Currency
                                       --------    --------
                                       Y/Y chg.    Y/Y chg.
                                       --------    --------
Product Group:
Client/Server                           72.0%       86.9%
Mainframe                               (3.1%)       4.4%
                                      ---------    --------
                                        10.7%       19.6%
                                      =========    ========
Sales Channel:
Domestic                                13.2%       13.2%
International                            9.2%       23.5%
                                      ---------    --------
                                        10.7%       19.6%
                                      =========    ========

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

Products:

The Company anticipates that the Client/Server group will continue to show high growth rates for fiscal 1998. However, the Company competes with certain companies who have greater financial and operational resources along with larger customer bases. This could allow those companies to bundle competing products with more established non-competing products in order to gain a marketing advantage. In addition, the Company is dependent on the success of its new Explorer family of Windows NT and Web-based products relating to its new Desired-State Management initiative. This initiative represents a significant expansion of the SpaceView, COMMAND/POST and Command MQ product lines. There is also a potential diversion of customers' business attention and project funding to Year 2000 projects. Due to these factors, there can be no assurances that new or even existing products will achieve significant market acceptance or competitive success and thus contribute to revenue growth.

Mainframe products include Plex products, which enable customers to handle large groups of computer processors, particularly the parallel processing machines by IBM. In the mainframe market, industry analysts have projected that systems management spending will only grow at 5% per year through the year 2000. They also project that while the majority of large data centers have adopted a sysplex strategy, mid-size data centers will not broadly adopt these parallel processors until 1998 or later. Thus, despite a somewhat flat mainframe market, the Company's product licensing growth has benefited by data centers adopting this new technology. This has also helped to increase the number of competitive replacements which in the first quarter of fiscal 1998 accounted for approximately 15% of licensing revenue and occur primarily through multi-year licensing agreements which comprised approximately 55% of licensing revenue. Thus, future growth rates could be materially and adversely impacted if the parallel processors do not gain significant market acceptance among the mid-size data centers, if the rate of successful competitive replacements slows, or if customer spending shifts away from traditional mainframes to technology platforms where the Company does not have significant product acceptance.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Sales Channels

Domestic:

Domestic licensing comprised 38.4% and 37.5% of total product licensing for the first quarter of fiscal 1998 and 1997, respectively. For growth to continue in the domestic market, the company is dependent on continued productivity increases as well as the ability to generate larger size transactions, primarily through multi-year contracts and competitive replacements.


International:

The Company's licensing from its international operations, comprised of foreign subsidiaries and marketing agents, increased as a result of solid growth in Europe, Japan and South America despite unfavorable currency exchange rates. In the Asia-Pacific area, the Company took a conservative position and only booked new revenues from its subsidiaries in Japan and Australia to avoid potential impact from the current economic turmoil and uncertainties regarding payment on product orders from the distributors in the other markets of this region. In addition to the risks described above, since the majority of product licensing is derived from international markets, the Company's overall operations and financial results could be significantly and adversely affected by such international factors as changes in currency exchange rates and specific regional or country political and economic circumstances.


Maintenance fees and other:

Maintenance revenue is generated from services the Company provides including technical support, product enhancements, system updates and user documentation. Maintenance revenue also includes maintenance services for an initial period ranging from six months to one year which is included in the initial charge when the Company licenses its software products under a long-term agreement. Thereafter on each anniversary date of the license, the customer may elect to renew its maintenance contract with the Company. Customers may also elect to purchase advance maintenance at the time of product licensing for maintenance periods beyond the first year. Included in maintenance fees and other is revenue from consulting and educational services, computer services, hardware sales and royalties from IBM for a jointly developed CICS product. In July 1996, the Company entered into a long-term licensing agreement requiring IBM to make royalty payments, based upon their sales of the product, of up to a maximum of approximately $10 million for the period from the fourth quarter of 1996 through the second quarter of fiscal 1999. The Company has recognized $6.5 million of revenue of which $5.4 million has been paid through December 31, 1997. Since there are no minimum generated amounts, actual royalties due to the Company may be significantly below the maximum amount. This increase in maintenance fees and other is mainly the result of increased product licensing in the previous year combined with relatively high renewal rates and increased royalties from IBM under the July 1996 agreement. The maintenance revenue growth rate is lower than the licensing growth rate primarily as a result of fewer customer sites due to the consolidation of customer data centers; reduced revenue associated with customers' conversion to non-CPU specific pricing systems such as MIPS-based pricing; and higher discount levels offered by the Company on multiple-year maintenance packages.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company anticipates that maintenance revenues in fiscal 1998 will increase due to the higher license revenue growth in 1997, although it will be negatively impacted by reduced revenue associated with site consolidations, non-CPU specific pricing and multiple-year maintenance package discounts. The Company must continue to generate new product licensing revenues and also continue to provide high quality maintenance support and upgrades to ensure future maintenance revenue increases.


COSTS AND EXPENSES :

The following table shows percent of total revenue and  year-to-year  percentage changes of costs and  expenses  as  reported  and without the effect of currency
rate  changes  for  the  three   months  ended   December  31,  1997  and  1996,
respectively.
                                                                  As          Without
                                      % of Revenue              Reported     Currency
                                      ------------              --------     ---------
                                         1997         1996      Y/Y chg.      Y/Y chg.
                                      ------------ ----------- ------------  ---------
Cost of product licensing                8.0%         8.0%         5.9%        15.2%
Cost of maintenance fees and other       9.7%        12.1%       (14.6%)       (7.7%)
Product development                     12.2%        12.8%         1.1%         2.8%
Sales and marketing                     46.1%        50.5%        (2.9%)        4.2%
General and administrative               8.5%        10.7%       (15.5%)       (9.6%)
                                      ------------ ----------- ------------  ---------
    Total                               84.5%        94.1%        (4.6%)        1.8%
                                      ------------ ----------- ------------  ---------

Cost of product licensing:

Cost of product licensing consists primarily of royalties paid to independent software authors and amortization of purchased and internally developed software. The increase relates primarily to higher royalty costs due to increased third party sales. In general, fluctuations in the relationship of cost of product licensing to licensing revenue are caused primarily by changes in licensing revenue mix, royalty agreements and amortization of capitalized software.

Cost of maintenance fees and other:

Cost of maintenance fees and other consists primarily of cost of product maintenance support, royalties paid to independent software authors, amortization of purchased and internally developed software, the cost to provide educational and consulting services and costs related to certain computer services. In 1998, the decrease was primarily due to less costs to provide consulting services relating to a consulting contract of MAXM Systems Corporation, ("MAXM"). MAXM was acquired in January 1997 and was accounted for using the pooling of interests method. In general, fluctuations in the relationship of cost of maintenance fees and other to revenue are caused primarily by changes in maintenance revenue mix, maintenance support, royalty agreements, and amortization of capitalized software.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Product development:

The increase in product development in 1998 is primarily attributable to higher research and development ("R&D") personnel costs due to increased headcount offset by decreased expenses relating to supporting the IBM jointly developed CICS product. R&D expenditures were 17% of revenue (excluding third party) in 1998 and 15% in 1997 while the amount of R&D capitalized was 14% of gross R&D costs in both years. The Company capitalizes certain development costs in accordance with Statement of Financial Accounting Standard No. 86. To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the products. Product development expenses may fluctuate annually depending in part upon the number and status of internal software development projects.


Sales and marketing:

The increase in sales and marketing (without currency effect) in 1998 is primarily a result of higher commissions on increased product licensing and higher product marketing and international sales operating costs. The effect of these increases was mitigated by eliminating duplicate facility and personnel costs as a result of the MAXM acquisition


General and administrative:

General  and  administrative   expenses  decreased  in  1998  primarily  because
redundant   corporate   facility  and  personnel  costs  related  to  MAXM  were
eliminated.


Interest and other income, net:

Interest and other income consists principally of interest income and expense and gains and losses from sale of investments, currency or disposal of assets. An increase of 113% over 1997 is mainly due to higher interest income on more lease contracts receivable, currency gains in Europe in the current year versus a loss in the prior year, and gains on sales of equity investments.


Income Taxes:

Income taxes have been provided based upon the estimated effective tax rate for the year of 28%. In 1997, the effective tax rate was 30% exclusive of the tax effect of operating losses of MAXM in the first quarter for which no tax benefit is recognized

The effective tax rate differs from the federal statuary rate due primarily to permanently invested earnings of foreign subsidiaries being taxed at rates lower than the federal statutory rate and tax credits for increased research and development. Management believes future taxable income will be sufficient to realize the tax benefit of the net deferred tax asset of approximately $16.7 million.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 1997, the Company's cash, cash equivalents and short-term investments were $56,981,000. The Company continues to use installment payment plans to gain a competitive advantage during the sales process and had outstanding installment receivables of $129,930,000 at December 31, 1997. The Company periodically sells portions of installments receivables subject to limited recourse provisions. During 1998, the Company sold $2,868,000.

The Company continues to finance its growth through funds generated from operations. For the quarter ended December 31, 1997 net cash provided by operating activities was $2,332,000. Net cash used in investing activities in 1998 was $5,048,000, primarily for internally developed and purchased capitalized software, acquisition of computers and related equipment, the purchase of equity securities, and the net purchases of short-term investments. Cash provided by investing activities was due to the sale of equity securities. Net cash provided by financing activities in 1998 was $2,217,000, primarily from the sale of lease contracts receivable, the exercise of employee stock options and stock purchases through the Employee Stock Purchase Plan. Cash used for financing activities relates to the Company's stock repurchase program and to debt payment.

The Company continues to evaluate business acquisition opportunities that complement its strategic plans and believes existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

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

         (b) Reports on Form 8-K - None.

                        BOOLE & BABBAGE, INC. SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BOOLE & BABBAGE, INC.



February 11, 1998                           \Paul E. Newton\
-----------------                           --------------------------
                                            Paul E. Newton
                                            President and Director
                                            (Principal Executive Officer)




February 11, 1998                           \Arthur F. Knapp, Jr.\
-----------------                           --------------------------
                                            Arthur F. Knapp, Jr.
                                            Senior Vice President
                                            Chief Financial Officer
                                            (Principal Financial Officer)




February 11, 1998                           \Carla J. Dorow\
-----------------                           --------------------------
                                            Carla J. Dorow
                                            Controller
                                            (Principal Accounting Officer)