Form 10-Q
period 1998-03-31
BOOLE & BABBAGE INC
filed 1998-05-14
CIK 734394

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998
                               -----------------
                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to______________

Commission File Number    0-132-58
                          --------

                              BOOLE & BABBAGE, INC.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                    94- 1651571
   ------------------------------                    -------------------
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

28,170,793 shares of common stock of the Registrant were outstanding as of April 30, 1998.

                                  BOOLE & BABBAGE, INC.

                                          INDEX


Part I        FINANCIAL INFORMATION                                              Page No.
       Item 1.        FINANCIAL STATEMENTS
                      Consolidated Balance Sheets
                           March 31, 1998 and September 30, 1997                      1

                      Consolidated Statements of Income
                           Three and Six Months Ended March 31, 1998 and 1997         2

                      Consolidated Statements of Cash Flows
                           Six Months Ended March 31, 1998 and 1997                   3

                      Notes to Consolidated Financial Statements                      4-5


       Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS
                           Three and Six Months Ended March 31, 1998 and 1997         6-11


Part II       OTHER INFORMATION

       Item 4.        SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS                                             12
       Item 6.        EXHIBITS AND REPORTS ON FORM 8-K                                13


Signatures                                                                            14

                                               Boole & Babbage, Inc.
                                            Consolidated Balance Sheets
                                        (Amounts in thousands except shares)
                                             (March 31, 1998 unaudited)
                                                                                      March 31,    September 30,
                                                                                        1998            1997
                                                                                    -----------     ------------
Assets
Current assets:
    Cash and cash equivalents                                                        $  41,310       $  33,923
    Short-term investments                                                              53,065          23,050
    Accounts receivable, net                                                            22,163          26,412
    Installment and other receivables, net                                              56,726          65,469
    Deferred tax asset                                                                   5,961           6,154
    Prepaid expenses and other current assets                                            5,142           4,513
                                                                                     ---------       ---------
            Total current assets                                                       184,367         159,521

Purchased and internally developed software, net                                        12,178          12,152
Equipment, furniture and leasehold improvements, net                                    10,044           9,968
Long-term installment and other receivables                                             42,100          52,290
Long-term deferred tax asset                                                            10,516          10,571
Costs in excess of net assets of purchased businesses, net                                 621             634
Other assets                                                                            16,732          15,008
                                                                                     ---------       ---------
            Total assets                                                             $ 276,558       $ 260,144
                                                                                     =========       =========


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                $   7,786       $   8,895
     Accrued payroll expense                                                             9,450           9,840
     Other accrued liabilities                                                          26,966          27,080
     Short-term borrowings                                                                 386           1,016
     Notes payable due within one year                                                     322             319
     Capital lease obligations due within one year                                         832             933
     Deferred maintenance revenue                                                       56,283          53,432
                                                                                     ---------       ---------
            Total current liabilities                                                  102,025         101,515

Notes payable due after one year                                                            17              50
Capital lease obligations due after one year                                             1,666           1,795
Deferred maintenance revenue due after one year                                         42,338          38,282

Stockholders' equity:
     Preferred stock, 2,000,000 shares authorized, $.001 par value, none issued           --              --
     Common stock, $.001 par value, authorized--45,000,000 shares; issued--
         30,492,473 (29,969,715 at September 30, 1997)                                      30              30
     Additional paid-in capital                                                         95,031          91,960
     Retained earnings                                                                  50,622          32,800
     Unrealized gain on marketable securities                                            7,579           5,691
     Foreign currency translation adjustment                                            (6,935)         (3,503)
     Less treasury stock, 2,197,930 shares (1,843,182 at
           September 30, 1997), at cost                                                (15,815)         (8,476)
                                                                                     ---------       ---------
            Total stockholders' equity                                                 130,512         118,502
                                                                                     ---------       ---------
            Total liabilities and stockholders' equity                               $ 276,558       $ 260,144
                                                                                     =========       =========

See accompanying notes.

                                                Boole & Babbage, Inc.
                                          Consolidated Statements of Income
                                  (Amounts in thousands, except earnings per share)
                                                     (Unaudited)
                                                           Three Months Ended                 Six Months Ended
                                                               March 31,                           March 31,
                                                        -------------------------          -------------------------
                                                          1998             1997              1998             1997
                                                       --------         --------          --------         --------
Revenue:
      Product licensing                                 $ 30,976         $ 25,057          $ 61,185         $ 52,335
      Maintenance fees and other                          22,611           21,394            45,335           43,877
                                                        --------         --------          --------         --------
           Total revenue                                  53,587           46,451           106,520           96,212
                                                        --------         --------          --------         --------

Costs and expenses:
      Cost of product licensing                            3,295            3,312             7,506            7,290
      Cost of maintenance fees and other                   5,519            4,200            10,654           10,216
      Product development                                  6,415            5,876            12,871           12,263
      Sales and marketing                                 24,766           22,132            49,157           47,258
      General and administrative                           4,933            4,348             9,433            9,673
      Acquisition and nonrecurring costs                    --             11,309              --             11,309
                                                        --------         --------          --------         --------
           Total costs and expenses                       44,928           51,177            89,621           98,009
                                                        --------         --------          --------         --------

Operating income (loss)                                    8,659           (4,726)           16,899           (1,797)

Interest and other income, net                             4,475            2,228             7,858            3,816
                                                        --------         --------          --------         --------
Income (loss) before provision for income taxes           13,134           (2,498)           24,757            2,019

Provision (benefit) for income taxes                       3,680             (195)            6,935            2,405
                                                        --------         --------          --------         --------

Net income  (loss)                                      $  9,454         ($ 2,303)         $ 17,822         ($   386)
                                                        ========         ========          ========         ========

Basic earnings (loss) per share                         $   0.34         ($  0.08)         $   0.63         ($  0.01)
                                                        ========         ========          ========         ========

Diluted earnings (loss) per share                       $   0.31         ($  0.08)         $   0.58         ($  0.01)
                                                        ========         ========          ========         ========

Common shares outstanding                                 28,120           27,615            28,165           27,430
                                                        ========         ========          ========         ========

Common shares assuming dilution                           30,710           27,615            30,740           27,430
                                                        ========         ========          ========         ========

See accompanying notes.

                                               Boole & Babbage, Inc.
                                       Consolidated Statements of Cash Flows
                                               (Amounts in thousands)
                                                    (Unaudited)
                                                                                               Six Months Ended
                                                                                                   March 31,
                                                                                         -----------------------------
                                                                                           1998                 1997
                                                                                         --------             --------
Cash flows from operating activities:
  Net income (loss)                                                                      $ 17,822             ($   386)
  Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
      Depreciation, amortization and write-off of capitalized software                      4,584                4,862
      Loss on disposal of assets                                                             --                    570
      Gain on sale of equity securities                                                    (2,223)                --
      Stock issued under compensatory stock plans                                              92                   27
      Changes in operating assets and liabilities excluding the effect of acquisitions:
         Accounts receivable and installment and other receivables                        (17,373)             (14,807)
         Prepaid expenses and other assets                                                   (909)              (1,268)
         Accounts payable and accrued expenses                                               (120)               1,485
         Deferred maintenance revenue                                                      10,210                5,755
                                                                                         --------             --------

Net cash provided by (used for) operating activities                                       12,083               (3,762)
                                                                                         --------             --------

Cash flows from investing activities:
     Purchases of equipment, furniture and leasehold improvements                          (2,445)              (1,623)
     Payments for capitalized software                                                     (2,241)              (1,904)
     Net purchases of short-term investments                                              (30,015)                (846)
     Investment in equity securities                                                       (2,807)                 (26)
     Proceeds from sale of equity securities                                                5,030                 --
                                                                                         --------             --------

Net cash used for investing activities                                                    (32,478)              (4,399)
                                                                                         --------             --------

Cash flows from financing activities:
      Proceeds from sale of lease contracts receivable                                     35,732                2,154
      Proceeds from issuance of common stock                                                2,979                3,973
      Treasury stock purchases                                                             (7,339)                (601)
      Borrowing (payments) under line of credit, net                                         (631)                 116
      Payments on notes payable                                                               (24)                 (26)
      Payments on capital leases                                                             (543)              (1,079)
                                                                                         --------             --------

Net cash provided by financing activities                                                  30,174                4,537
                                                                                         --------             --------

Effect of exchange rate changes on cash                                                    (2,392)              (1,028)
                                                                                         --------             --------

Net increase (decrease) in cash and cash equivalents                                        7,387               (4,652)

Cash and cash equivalents at beginning of period                                           33,923               37,260
                                                                                         --------             --------

Cash and cash equivalents at end of period                                               $ 41,310             $ 32,608
                                                                                         ========             ========

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
          Interest                                                                       $    688             $    899
          Income taxes, net                                                              $  5,650             $  3,240

Supplemental disclosures of noncash investing and financing activities:
            A capital lease obligation of $313,000 was incurred in 1998 for the purchase of equipment.

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

     The consolidated financial information at March 31, 1998 and for the three- and six- month periods ended March 31, 1998 and 1997 is unaudited. The statements in this report include all adjustments of a normal recurring nature. In the opinion of management, these adjustments are necessary for a fair statement of the interim results for the periods presented. The interim results are not necessarily indicative of the results for the full year.


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

       (Amounts in thousands, except     3 mos. ended Mar. 31,        6 mos. ended Mar. 31,
        earnings per share)             ----------------------       -----------------------
                                          1998          1997           1998          1997
                                        --------      --------       --------      --------
Diluted:
 Common shares outstanding                28,120        27,615         28,165        27,430
 Employee stock option plans               2,590          --            2,575          --
                                        --------      --------       --------      --------
                                          30,710        27,615         30,740        27,430
                                        ========      ========       ========      ========

 Net income (loss)                      $  9,454      ($ 2,303)      $ 17,822      ($   386)
                                        ========      ========       ========      ========
 Diluted earnings (loss) per share      $    .31      ($   .08)      $    .58      ($   .01)
                                        ========      ========       ========      ========

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

Statement of Position (SOP) 97-2, "Software Revenue Recognition" and (SOP) 98-4 "Deferral of the Effective Date of a Provision of (SOP) 97-2"were issued in October 1997 and March 1998, respectively, and address software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997 and will therefore be adopted for the Company's fiscal year 1999, beginning October 1, 1998. Based on its reading and interpretation of SOP 97-2, the Company believes it is currently in compliance with the final standard. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed implementation guidance could lead to unanticipated changes in the Company's current revenue accounting practices, and such changes could be material to the Company's revenues and earnings.

As detailed on its web site (boole.com), many Boole & Babbage products are already Year 2000 compliant. Most of the remaining products will be compliant by the end of fiscal 1998 and the Company will ensure that all products will be fully Year 2000 compliant before December 31, 1999.

For its internal systems, the Company has implemented conversion projects to properly process transactions relating to the year 2000 and beyond. The Company plans to have programming and other changes to critical systems such as Oracle Accounting Financial Applications completed by early 1999 in order to allow time for testing. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 capable or that any failure to ensure year 2000 year capability by another company would not have an adverse effect on the Company's systems. The Company does not expect the cost of these projects to have a material effect on the Company's financial position or results of operations.

REVENUES:

The Company derives its revenues primarily from the licensing of computer software programs, the sales of software maintenance services, and from consulting and education services. The following table shows percent of total revenue and year-to-year percentage changes as reported and without the effect of currency rate changes for the three and six months ended March 31, 1998 and 1997, respectively.

                                                BOOLE & BABBAGE, INC.
                                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                      As      Without                                As     Without
                                 % of Revenue      Reported   Currency         % of Revenue       Reported  Currency
                            --------------------- ---------- ---------    ---------------------- --------- ----------
                                3 mos. ended                                  6 mos. ended
                                  Mar. 31                                        Mar. 31
                            ---------------------   Y/Y       Y/Y         ----------------------   Y/Y        Y/Y
                              1998       1997       chg.       chg.         1998        1997       chg.       chg.
                            -----------------------------------------------------------------------------------------
Product licensing             57.8%      53.9%     23.6%      30.2%          57.4%      54.4%      16.9%     24.7%
Maint.fees and other          42.2%      46.1%      5.7%      10.7%          42.6%      45.6%       3.3%      9.5%
                            -----------------------------------------------------------------------------------------
    Total                    100.0%     100.0%     15.4%      21.2%         100.0%     100.0%      10.7%     17.8%
                            =========================================================================================


Product Licensing:
                                       As                Without               As              Without
                                    Reported            Currency            Reported           Currency
                                    --------            --------            --------           --------
                                  Y/Y chg 3Mo         Y/Y chg 3Mo         Y/Y chg 6Mo         Y/Y chg 6Mo
                                 ---------------    ----------------     ---------------    ----------------
Product Group:
Client/Server                        65.0%               75.5%               68.3%               80.9%
Mainframe                            11.7%               17.2%                3.8%               10.4%
                                 ---------------    ----------------     ---------------    ----------------
                                     23.6%               30.2%               16.9%               24.7%
                                 ===============    ================     ===============    ================
Sales Channel:
Domestic                             54.6%               54.6%               31.4%               31.4%
International                         9.1%               18.8%                9.2%               21.1%
                                 ---------------    ----------------     ---------------    ----------------
                                     23.6%               30.2%               16.9%               24.7%
                                 ===============    ================     ===============    ================

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

Mainframe products include Plex products, which enable customers to handle large groups of computer processors, particularly the parallel processing machines by IBM. In the mainframe market, industry analysts have projected that systems management spending will only grow at 5% per year through the year 2000. They also project that while the majority of large data centers have adopted a sysplex

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


strategy, mid-size data centers will not broadly adopt these parallel processors until 1998 or later. Thus, despite a somewhat flat mainframe market, the Company's product licensing growth has benefited by data centers adopting this new technology. This has also helped to increase the number of competitive replacements which in fiscal 1998 accounted for approximately 14% of licensing revenue and occur primarily through multi-year licensing agreements which comprised approximately 59% of licensing revenue. Thus, future growth rates could be materially and adversely impacted if the parallel processors do not gain significant market acceptance among the mid-size data centers, if the rate of successful competitive replacements slows, or if customer spending shifts away from traditional mainframes to technology platforms where the Company does not have significant product acceptance.


Sales Channels

Domestic:

Domestic licensing comprised 39.9% and 31.9% of total product licensing for the three months and 39.1% and 34.8% for the six months ended March 31, 1998 and 1997, respectively. For growth to continue in the domestic market, the company is dependent on continued productivity increases as well as the ability to generate larger size transactions, primarily through multi-year contracts and competitive replacements.


International:

The Company's licensing from its international operations, comprised of foreign subsidiaries and marketing agents, increased as a result of solid growth in Europe, Japan and South America despite unfavorable currency exchange rates. In the Asia-Pacific area, the Company continued its conservative position and only booked new revenues on a cash basis other than from its subsidiaries in Japan and Australia to avoid potential impact from the current economic turmoil and uncertainties regarding payment on product orders from the distributors in the other markets of this region. In addition to the risks described above, since the majority of product licensing is derived from international markets, the Company's overall operations and financial results could be significantly and adversely affected by such international factors as changes in currency exchange rates and specific regional or country political and economic circumstances.



Maintenance fees and other:

Maintenance revenue is generated from services the Company provides including technical support, product enhancements, system updates and user documentation. Maintenance revenue also includes maintenance services for an initial period ranging from six months to one year which is included in the initial charge when the Company licenses its software products under a long-term agreement. Thereafter on each anniversary date of the license, the customer may elect to renew its maintenance contract with the Company. Customers may also elect to purchase advance maintenance at the time of product licensing for maintenance periods beyond the first year. Included in maintenance fees and other is revenue from consulting and educational services, computer services, hardware sales and royalties from IBM for a jointly developed CICS product. In July 1996, the Company entered into a long-term licensing agreement requiring IBM to make royalty payments, based upon their sales of the product, of up to a maximum of approximately $10 million for the period from the fourth quarter of 1996 through the second quarter of fiscal 1999. The Company has recognized $7.5 million of revenue of which $6.5 million has been paid through March 31, 1998. Since there are no minimum generated amounts, actual royalties due to the Company may be significantly below the maximum amount. This increase in

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

maintenance fees and other is mainly the result of increased product licensing in the previous year combined with relatively high renewal rates and increased royalties from IBM under the July 1996 agreement. The maintenance revenue growth rate is lower than the licensing growth rate primarily as a result of fewer customer sites due to the consolidation of customer data centers; reduced revenue associated with customers' conversion to non-CPU specific pricing systems such as MIPS-based pricing; and higher discount levels offered by the Company on multiple-year maintenance packages.

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


COSTS AND EXPENSES :

The following table shows percent of total revenue and year-to-year percentage changes of costs and expenses (excluding acquisition and non recurring costs) as reported and without the effect of currency rate changes for the three and six months ended March 31, 1998 and 1997, respectively. The Company acquired MAXM
Systems Corporation ("MAXM") on January 16, 1997. The transaction was accounted for using the pooling of interest method and the Company's consolidated financial statements for all prior periods have been restated to include the results of MAXM. In general, operating costs increased more in the three months ending March 31, 1998 than the six month period as redundant costs related to MAXM were eliminated in the second quarter of 1997.

                                                    As       Without                              As       Without
                                 % of Revenue    Reported   Currency          % of Revenue     Reported   Currency
                                 ------------    --------   --------          ------------     --------   --------
                                3 mos. ended                                  6 mos. ended
                                   Mar. 31                                       Mar. 31
                            ---------------------   Y/Y        Y/Y        ---------------------   Y/Y        Y/Y
                              1998       1997       chg.       chg.         1998       1997       chg.       Chg.
                            ------------------------------------------    -------------------------------------------
Cost of product
    licensing                  6.1%      7.1%      (0.5%)      6.5%         7.0%       7.6%        3.0%      11.3%
Cost of maintenance
    fees and other           10.3%       9.0%      31.4%      38.6%        10.0%      10.6%        4.3%      11.3%
Product development          12.0%      12.6%       9.2%      10.5%        12.1%      12.7%        5.0%       6.5%
Sales and marketing          46.2%      47.6%      11.9%      17.9%        46.1%      49.1%        4.0%      10.6%
General and
    administrative            9.2%       9.4%      13.5%      17.3%         8.9%      10.1%       (2.5%)      2.5%
                            ------------------------------------------    -------------------------------------------
    Total                    83.8%      85.7%      12.7%      18.0%        84.1%      90.1%        3.4%       9.3%
                            ------------------------------------------    -------------------------------------------

Cost of product licensing:

Cost of product licensing consists primarily of royalties paid to independent software authors and amortization of purchased and internally developed software. The increase in 1998 relates primarily to higher royalty costs due to increased third party sales. In general, fluctuations in the relationship of cost of product licensing to licensing revenue are caused primarily by changes in licensing revenue mix, royalty agreements and amortization of capitalized software.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cost of maintenance fees and other:

Cost of maintenance fees and other consists primarily of cost of product maintenance support, royalties paid to independent software authors, amortization of purchased and internally developed software, the cost to provide educational and consulting services and costs related to certain computer services. In 1998, the increase for the three and six months is primarily due to higher costs to provide consulting and education and higher royalty costs.

In general, fluctuations in the relationship of cost of maintenance fees and other to revenue are caused primarily by changes in maintenance revenue mix, maintenance support, royalty agreements, and amortization of capitalized software

Product development:

The increase in product development in 1998 for the three and six months is primarily attributable to higher research and development ("R&D") personnel costs due to increased headcount offset by decreased expenses relating to supporting the IBM jointly developed CICS product. R&D expenditures were 16% of revenue (excluding third party) in 1998 and in 1997 while the amount of R&D capitalized was 15% of gross R&D costs in both years. The Company capitalizes certain development costs in accordance with Statement of Financial Accounting Standard No. 86. To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the products. Product development expenses may fluctuate annually depending in part upon the number and status of internal software development projects.


Sales and marketing:

The increase in sales and marketing in 1998 for the three and six months is primarily a result of higher commissions on increased product licensing, increased headcount, and more product marketing costs.


General and administrative:

General and administrative expenses increased for the three and six months in 1998 primarily due to increased personnel costs.


Interest and other income, net:

Interest and other income consists principally of net interest income and gains or losses from sales of investments, and currency hedging. Increases of 101% and 106% for the three and six months of fiscal 1998 over 1997 are approximately one-third due to higher interest income on more lease contracts receivable and two-thirds due to currency gains in Europe in the current year (versus a loss in the prior year) and gains on sales of equity investments.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes:

Income taxes have been provided based upon the estimated effective tax rate for the year of 28%. In 1997, the effective tax rate was 30% exclusive of the tax effect of non-deductible acquisition costs and pre-acquisition operating losses of MAXM for which no tax benefit was recognized. These acquisition costs and operating losses of Maxm increased tax expense by $555,000 and $1,800,000 for the three and six months ended March 31, 1997, respectively.

The effective tax rate differs from the federal statuary rate due primarily to permanently invested earnings of foreign subsidiaries being taxed at rates lower than the federal statutory rate and tax credits for increased research and development. Management believes future taxable income will be sufficient to realize the tax benefit of the net deferred tax asset of approximately $16.5 million.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 1998, the Company's cash, cash equivalents and short-term investments were $94,375,000. The Company continues to use installment payment plans to gain a competitive advantage during the sales process and had outstanding installment receivables of $102,510,000 at March 31, 1998. The
Company periodically sells portions of installments receivables subject to limited recourse provisions. During the first six months of 1998, the Company sold $35,732,000 of installment receivables.

The Company continues to finance its growth through funds generated from operations. For the six months ended March 31, 1998 net cash provided by operating activities was $12,083,000. Net cash used in investing activities in 1998 was $32,478,000, primarily for internally developed and purchased capitalized software, acquisition of computers and related equipment, the purchase of equity securities, and the net purchases of short-term investments offset by cash provided from to the sale of equity securities. Net cash provided by financing activities in 1998 was $30,174,000, primarily from the sale of lease contracts receivable, the exercise of employee stock options and stock purchases through the Employee Stock Purchase Plan offset by cash used for the Company's stock repurchase program and debt payment.

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

BOOLE & BABBAGE, INC.

                           PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Boole & Babbage, Inc. was held February 18, 1998, for the purpose of electing two people to the Company's Board of Directors to serve a three-year term expiring on the date of the Company's 2001 annual meeting of stockholders, and to ratify the selection of Ernst & Young LLP as the Company' independent auditors for the next fiscal year. Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Terry R. McGowan. was elected to the board of directors for a three-year term with 16,091,368 votes "FOR" and 84,272 votes "WITHHELD".

David B. Wright was elected to the board of directors for a three-year term with 16,092,147 votes "FOR" and 83,493 votes "WITHHELD".


The selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1998 was ratified by the following vote:


                                                                  Broker
          "FOR"            "AGAINST"          "ABSTAIN"          Nonvotes
          -----            ---------          ---------          --------
       16,152,043           12,699             10,898              NONE

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



                                           BOOLE & BABBAGE, INC.



April 11, 1998                             \Paul E. Newton\
--------------                             --------------------------
                                           Paul E. Newton
                                           President and Director
                                           (Principal Executive Officer)



April 11, 1998                             \Arthur F. Knapp, Jr.\
--------------                             --------------------------
                                           Arthur F. Knapp, Jr.
                                           Senior Vice President
                                           Chief Financial Officer
                                           (Principal Financial Officer)



April 11, 1998                             \Carla J. Dorow\
--------------                             --------------------------
                                           Carla J. Dorow
                                           Controller
                                           (Principal Accounting Officer)