Form 10-Q
period 1998-06-30
BOOLE & BABBAGE INC
filed 1998-08-12
CIK 734394

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998
                               ----------------
                                       OR

[     ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to______________

Commission File Number    0-132-58
                      ------------

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

                                   Yes X    No___

28,222,555 shares of common stock of the Registrant were outstanding as of July 31, 1998.




                                       BOOLE & BABBAGE, INC.

                                               INDEX



Part I        FINANCIAL INFORMATION                                                         Page No.

       Item 1.        FINANCIAL STATEMENTS
                      Consolidated Balance Sheets
                           June 30, 1998 and September 30, 1997                                  1

                      Consolidated Statements of Income
                           Three and Nine Months Ended June 30, 1998 and 1997                    2

                      Consolidated Statements of Cash Flows
                           Nine Months Ended June 30, 1998 and 1997                              3

                      Notes to Consolidated Financial Statements                               4-5


       Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                      OF OPERATIONS
                           Three and Nine Months Ended June 30, 1998 and 1997                 6-11


Part II       OTHER INFORMATION

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                              12


Signatures                                                                                      13


                                             Boole & Babbage, Inc.
                                          Consolidated Balance Sheets
                                      (Amounts in thousands except shares)
                                           (June 30, 1998 unaudited)

                                                                                 June 30,         September 30,
Assets                                                                             1998               1997
                                                                                -----------        -----------
Current assets:
    Cash and cash equivalents                                                    $  39,904           $ 33,923
    Short-term investments                                                          54,033             23,050
    Accounts receivable, net                                                        22,196             26,412
    Installment and other receivables, net                                          59,238             65,469
    Deferred tax asset                                                               6,034              6,154
    Prepaid expenses and other current assets                                        6,066              4,513
                                                                                -----------        -----------
           Total current assets                                                    187,471            159,521

Purchased and internally developed software, net                                    12,646             12,152
Equipment, furniture and leasehold improvements, net                                10,075              9,968
Long-term installment and other receivables                                         49,982             52,290
Long-term deferred tax asset                                                        10,539             10,571
Costs in excess of net assets of purchased businesses, net                             614                634
Other assets                                                                        20,396             15,008
                                                                                -----------        -----------
           Total assets                                                          $ 291,723           $260,144
                                                                                ===========        ===========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                             $  8,601           $  8,895
     Accrued payroll expense                                                        10,348              9,840
     Other accrued liabilities                                                      24,288             27,080
     Short-term borrowings                                                             107              1,016
     Notes payable due within one year                                                  67                319
     Capital lease obligations due within one year                                     780                933
     Deferred maintenance revenue                                                   59,575             53,432
                                                                                -----------        -----------
           Total current liabilities                                               103,766            101,515

Notes payable due after one year                                                         -                 50
Capital lease obligations due after one year                                         1,821              1,795
Deferred maintenance revenue due after one year                                     44,439             38,282

Stockholders' equity:
     Preferred stock, 2,000,000 shares authorized, $.001 par value, none issued         --                 --
     Common stock, $.001 par value, authorized--45,000,000 shares; issued--
         30,646,124 (29,969,715 at September 30, 1997)                                  30                 30
     Additional paid-in capital                                                     97,442             91,960
     Retained earnings                                                              59,194             32,800
     Unrealized gain on marketable securities                                       11,343              5,691
     Foreign currency translation adjustment                                        (5,699)            (3,503)
     Less treasury stock, 2,397,930, shares (1,843,182 at
           September 30, 1997), at cost                                            (20,613)            (8,476)
                                                                                -----------        -----------
           Total stockholders' equity                                              141,697            118,502
                                                                                -----------        -----------
           Total liabilities and stockholders' equity                             $291,723           $260,144
                                                                                ===========        ===========

See accompanying notes.



                                              Boole & Babbage, Inc.
                                        Consolidated Statements of Income
                                (Amounts in thousands, except earnings per share)
                                                   (Unaudited)



                                                     Three Months Ended                    Nine Months Ended
                                                         June 30,                              June 30,
                                              -------------------------------       ----------------------------
                                                    1998              1997               1998              1997
                                              -------------       -----------       ------------        --------

Revenue:
      Product licensing                           $ 29,922          $ 26,784          $ 91,107          $ 79,119
      Maintenance fees and other                    23,758            21,972            69,093            65,849
                                                  --------          --------          --------          --------
           Total revenue                            53,680            48,756           160,200           144,968
                                                  --------          --------          --------          --------

Costs and expenses:
      Cost of product licensing                      3,741             3,676            11,247            10,966
      Cost of maintenance fees and other             5,788             4,495            16,442            14,711
      Product development                            6,325             6,310            19,196            18,573
      Sales and marketing                           24,939            23,277            74,096            70,535
      General and administrative                     4,545             4,344            13,978            14,017
      Acquisition and nonrecurring costs                 -                 -                 -            11,309
                                                  --------          --------          --------          --------
           Total costs and expenses                 45,338            42,102           134,959           140,111
                                                  --------          --------          --------          --------

Operating income                                     8,342             6,654            25,241             4,857

Interest and other income, net                       3,570             2,758            11,428             6,574
                                                  --------          --------          --------          --------
Income before provision for income taxes            11,912             9,412            36,669            11,431

Provision for income taxes                           3,340             2,820            10,275             5,225
                                                  --------          --------          --------          --------

Net income                                        $  8,572          $  6,592          $ 26,394          $  6,206
                                                  ========          ========          ========          ========


Basic earnings per share                          $   0.30          $   0.24          $   0.94          $   0.23
                                                  ========          ========          ========          ========

Diluted earnings per share                        $   0.28          $   0.22          $   0.86          $   0.21
                                                  ========          ========          ========          ========


Common shares outstanding                           28,245            27,900            28,200            27,430
                                                  ========          ========          ========          ========

Common shares assuming dilution                     30,825            30,145            30,775            29,910
                                                  ========          ========          =========         ========

See accompanying notes.



                                             Boole & Babbage, Inc.
                                     Consolidated Statements of Cash Flows
                                             (Amounts in thousands)
                                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                          June 30,
                                                                                ------------------------------
                                                                                   1998              1997
                                                                                ------------      ------------
Cash flows from operating activities:
  Net income                                                                        $26,394            $6,206
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization of capitalized software                           6,760             7,221
      Loss on disposal of assets                                                         42               479
      Gain on sale of equity securities                                              (3,762)                -
      Stock issued under compensatory stock plans                                       125                54
      Changes in operating assets and liabilities excluding
       the effect of acquisitions:
         Accounts receivable and installment and other receivables                  (31,853)          (19,847)
         Prepaid expenses and other assets                                           (2,153)           (1,967)
         Accounts payable and accrued expenses                                       (1,338)            1,188
         Deferred maintenance revenue                                                14,857             7,598
                                                                                ------------      ------------

Net cash provided by operating activities                                             9,072               932
                                                                                ------------      ------------

Cash flows from investing activities:
     Purchases of equipment, furniture and leasehold improvements                    (3,362)           (2,736)
     Payments for capitalized software                                               (3,636)           (3,664)
     Net purchases of short-term investments                                        (30,983)            1,904
     Investment in equity securities                                                 (2,808)             (361)
     Proceeds from sale of equity securities                                          7,025                 -
                                                                                ------------      ------------

Net cash used for investing activities                                              (33,764)           (4,857)
                                                                                ------------      ------------

Cash flows from financing activities:
      Proceeds from sale of lease contracts receivable                               40,994             2,154
      Proceeds from issuance of common stock                                          5,355             5,141
      Treasury stock purchases                                                      (12,136)             (601)
      Payments under line of credit, net                                               (907)           (2,256)
      Payments on notes payable                                                        (301)             (273)
      Payments on capital leases                                                       (759)           (1,672)
                                                                                ------------      ------------

Net cash provided by financing activities                                            32,246             2,493
                                                                                ------------      ------------

Effect of exchange rate changes on cash                                              (1,573)           (2,280)
                                                                                ------------      ------------

Net increase (decrease) in cash and cash equivalents                                  5,981            (3,712)

Cash and cash equivalents at beginning of period                                     33,923            37,260
                                                                                ------------      ------------

Cash and cash equivalents at end of period                                          $39,904           $33,548
                                                                                ============      ============

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
          Interest                                                                   $1,523            $1,304
          Income taxes, net                                                          $8,902            $3,457

Supplemental disclosures of noncash investing and financing activities:
           Capital lease obligations of $632,000 was incurred in 1998 for the purchase of equipment.

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

     The consolidated financial information at June 30, 1998 and for the three- and nine- month periods ended June 30, 1998 and 1997 is unaudited. The statements in this report include all adjustments of a normal recurring nature. In the opinion of management, these adjustments are necessary for a fair statement of the interim results for the periods presented. The interim results are not necessarily indicative of the results for the full year.


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

       (Amounts in thousands, except             3 mos. ended June 30,     9 mos. ended June 30,
        earnings per share)                      ---------------------     ---------------------
                                                 1998          1997          1998          1997
                                                 ----          ----          ----          ----

     Diluted:
      Common shares outstanding                  28,245       27,900        28,200       27,430
      Employee stock option plans                 2,580        2,245         2,575        2,480
                                                 ------       ------        ------       ------
                                                 30,825       30,145        30,775       29,910
                                                 ======       ======        ======       ======

      Net income (loss)                          $8,572       $6,592       $26,394      $ 6,206
                                                 ======       ======        =======      ======
      Diluted earnings (loss) per share          $  .28       $  .22       $   .86      $   .21
                                                 ======       ======        =======     =======


     Diluted earnings per common share is computed by adding the weighted average number of common shares outstanding during the period to the number of dilutive common shares that would be issuable upon the exercise of outstanding options using the treasury stock method of computation.


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

     The company intends to adopt SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," in fiscal 2000. The standard supports the basic premise that all derivatives would be recorded at fair value in the balance sheet and derivatives meeting certain criteria could be specifically designated as hedges. Adoption of the standard is not expected to have a material effect on the Company's financial position or results of operations.

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

Statement of Position (SOP) 97-2, "Software Revenue Recognition" and (SOP) 98-4 "Deferral of the Effective Date of a Provision of (SOP) 97-2"were issued in October 1997 and March 1998, respectively, and address software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. The SOP supersedes SOP 91-1 and is effective for transactions entered into for fiscal years beginning after December 15, 1997 and will therefore be adopted for the Company's fiscal year 1999, beginning October 1, 1998. Based on its reading and interpretation of SOP 97-2, the Company believes it is currently in compliance with the final standard. However, detailed implementation guidelines for this standard have not yet been issued. Once issued, such detailed implementation guidance could lead to unanticipated changes in the Company's current revenue recognition, and such changes could be material to the Company's revenues and earnings.

As detailed on its web site (boole.com), many Boole & Babbage products are already Year 2000 compliant. Most of the remaining products will be compliant by the end of fiscal 1998 and the Company will ensure that all products will be fully Year 2000 compliant before December 31, 1999.

For its internal systems, the Company has implemented conversion projects to properly process transactions relating to the year 2000 and beyond. The Company plans to have programming and other changes to critical financial and administrative systems such as Oracle Accounting Financial Applications completed by early 1999 in order to allow time for testing. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be year 2000 capable or that any failure to ensure year 2000 year capability by another company would not have an adverse effect on the Company's systems. The Company does not expect the cost of these projects to have a material effect on the Company's financial position or results of operations.



REVENUES:

The Company derives its revenues primarily from the licensing of computer software programs, the sales of software maintenance services, and from consulting and education services. The table on the following page shows percent of total revenue and year-to-year percentage changes as reported and without the effect of currency rate changes for the three and nine months ended June 30, 1998 and 1997, respectively.



                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                                     As       Without                               As      Without
                                % of Revenue       Reported   Currency        % of Revenue       Reported   Currency
                                ------------       --------   --------        ------------       --------   --------
                                3 mos. ended                                  9 mos. ended
                                  June 30                                        June 30
                            ---------------------   Y/Y        Y/Y        ----------------------   Y/Y        Y/Y
                              1998       1997       Chg.       chg.         1998        1997       chg.       chg.
                            ---------- ---------- ---------- ---------    ---------- ----------- --------- ----------
Product licensing             55.7%      54.9%     11.7%      16.2%          56.9%      54.6%      15.2%     21.8%
Maint.fees and other          44.3%      45.1%      8.1%      12.0%          43.1%      45.4%       4.9%     10.3%
                            ---------- ---------- ---------- ---------    ---------- ----------- --------- ----------
    Total                    100.0%     100.0%     10.1%      14.3%         100.0%     100.0%      10.5%     16.6%
                            ========== ========== ========== =========    ========== =========== ========= ==========


Product Licensing:

                                      As                 Without               As               Without
                                   Reported             Currency            Reported            Currency
                                   --------             --------            --------            --------
                                  Y/Y chg 3Mo         Y/Y chg 3Mo         Y/Y chg 9Mo         Y/Y chg 9Mo
                                 ---------------    ----------------     ---------------    ----------------
Product Group:
Client/Server                        41.0%               48.2%               56.2%               66.4%
Mainframe                            (1.7%)               1.4%                2.1%                7.6%
                                 ---------------    ----------------     ---------------    ----------------
                                     11.7%               16.2%               15.2%               21.8%
                                 ===============    ================     ===============    ================
Sales Channel:
Domestic                             (0.6%)              (0.6%)              20.0%               20.0%
International                        19.1%               26.4%               12.5%               22.9%
                                 ---------------    ----------------     ---------------    ----------------
                                     11.7%               16.2%               15.2%               21.8%
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

Products:

The Company anticipates that the Client/Server group will continue to show high growth rates for fiscal 1998 and 1999. However, the Company competes with certain companies who have greater financial and operational resources along with larger customer bases. This could allow those companies to bundle competing products with more established non-competing products in order to gain a marketing advantage. In addition, the Company is dependent on the success of its new Explorer family of Windows NT and Web-based products relating to its new Desired-State Management initiative. This initiative represents a significant expansion of the SpaceView, COMMAND/POST and Command MQ product lines. There is also a potential diversion of customers' business attention and project funding to Year 2000 projects. Due to these factors, there can be no assurances that new or even existing products will achieve significant market acceptance or competitive success and thus contribute to revenue growth.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Mainframe products include Plex products, which enable customers to handle large groups of computer processors, particularly the parallel processing machines by IBM. In the mainframe market, industry analysts have projected that systems management spending will only grow at 5% per year through the year 2000. They also project that while the majority of large data centers have adopted a sysplex strategy, mid-size data centers will not broadly adopt these parallel processors until 1998 or later. Thus, despite a somewhat flat mainframe market, the Company's product licensing growth has benefited by data centers adopting this new technology. This has also helped to increase the number of competitive replacements which in fiscal 1998 accounted for approximately 13% of licensing revenue and occur primarily through multi-year licensing agreements which comprised approximately 58% of licensing revenue. Thus, future growth rates could be materially and adversely impacted if the parallel processors do not gain significant market acceptance among the mid-size data centers, if the rate of successful competitive replacements slows, or if customer spending shifts away from traditional mainframes to technology platforms where the Company does not have significant product acceptance.


Sales Channels

Domestic:
Domestic licensing comprised 33.5% and 37.7% of total product licensing for the three months and 37.3% and 35.8% for the nine months ended June 30, 1998 and 1997, respectively. For growth to continue in the domestic market, the company is dependent on continued productivity increases as well as the ability to generate larger size transactions, primarily through multi-year contracts and competitive replacements.


International:
The Company's licensing from its international operations, comprised of foreign subsidiaries and marketing agents, increased as a result of solid growth in Europe and South America despite unfavorable currency exchange rates. In the Asia-Pacific area, except for its subsidiaries in Japan and Australia, the Company continued its conservative position and only booked new revenues on a cash basis from the distributors in the other markets of this region to avoid potential impact from the current economic turmoil and uncertainties regarding payment on product orders. In addition to the risks described above, since the majority of product licensing is derived from international markets, the Company's overall operations and financial results could be significantly and adversely affected by such international factors as changes in currency exchange rates and specific regional or country political and economic circumstances.


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

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In July 1996, the Company entered into a long-term licensing agreement requiring IBM to make royalty payments, based upon their sales of the product, of up to a maximum of approximately $10 million for the period from the fourth quarter of 1996 through the second quarter of fiscal 1999. The Company has recognized $7.8 million of revenue of which $6.8 million has been paid through June 30, 1998. Since there are no minimum generated amounts, actual royalties due to the Company may be significantly below the maximum amount. The increase in maintenance fees and other is mainly the result of more consulting and educational service revenue and higher maintenance revenue due to increased product licensing in the previous year combined with relatively high renewal rates. The maintenance revenue growth rate is lower than the licensing growth rate primarily as a result of fewer customer sites due to the consolidation of customer data centers; reduced revenue associated with customers' conversion to non-CPU specific pricing systems such as MIPS-based pricing; and higher discount levels offered by the Company on multiple-year maintenance packages.

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


COSTS AND EXPENSES:

The following table shows percent of total revenue and year-to-year percentage changes of costs and expenses (excluding acquisition and non recurring costs) as reported and without the effect of currency rate changes for the three and nine months ended June 30, 1998 and 1997, respectively. The Company acquired MAXM
Systems Corporation ("MAXM") on January 16, 1997. The transaction was accounted for using the pooling of interest method and the Company's consolidated financial statements for all prior periods have been restated to include the results of MAXM. In general, operating costs increased more in the three months ending June 30, 1998 than the nine-month period as redundant costs related to MAXM were eliminated in the second quarter of 1997.


                                                      As      Without                              As       Without
                              % of Revenue         Reported  Currency        % of Revenue       Reported    Currency
                                ------------       --------  --------        ------------       --------    --------
                                3 mos. ended                                 9 mos. ended
                                  June 30                                       June 30
                            ------------------      Y/Y        Y/Y        ------------------      Y/Y        Y/Y
                              1998       1997       chg.       chg.         1998       1997       chg.       Chg.
                            ---------- ---------- ---------- ---------    ---------- ---------- ---------- ----------
Cost of product
    licensing                 7.0%       7.5%        1.8%      6.9%         7.0%       7.6%       2.6%        9.8%
Cost of maintenance
    fees and other           10.8%       9.2%       28.8%     33.2%        10.3%      10.1%      11.8%       18.0%
Product development          11.8%      12.9%        0.2%      0.6%        12.0%      12.8%       3.4%        4.5%
Sales and marketing          46.5%      47.7%        7.1%     11.1%        46.3%      48.7%       5.0%       10.8%
General and
    administrative            8.5%       8.9%        4.6%      7.4%         8.7%       9.7%      (0.3%)       4.0%
                            ---------- ---------- ---------- ---------    ---------- ---------- ---------- ----------
    Total                    84.6%      86.2%        7.7%     11.2%        84.3%      88.9%       4.8%        9.9%
                            ---------- ---------- ---------- ---------    ---------- ---------- ---------- ----------

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


Cost of maintenance fees and other:

Cost of maintenance fees and other consists primarily of cost of product maintenance support, royalties paid to independent software authors, amortization of purchased and internally developed software, the cost to provide educational and consulting services and costs related to certain computer services. In 1998, the increase for the three and nine months is primarily due to higher costs to provide consulting and education and higher royalty costs.

In general, fluctuations in the relationship of cost of maintenance fees and other to revenue are caused primarily by changes in maintenance revenue mix, maintenance support, royalty agreements, and amortization of capitalized software.


Product development:

The increase in product development in 1998 for the three and nine months is primarily attributable to higher research and development ("R&D") personnel costs due to increased headcount offset by decreased expenses relating to supporting the IBM jointly developed CICS product. R&D expenditures were 16% of revenue (excluding third party) for the nine months in 1998 and in 1997 while the amount of R&D capitalized was 16% and 15% of gross R&D costs in 1998 and 1997, respectively. The Company capitalizes certain development costs in accordance with Statement of Financial Accounting Standard No. 86. To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the products. Product development expenses may fluctuate annually depending in part upon the number and status of internal software development projects.


Sales and marketing:

The increase in sales and marketing in 1998 for the three and nine months is primarily a result of higher commissions on increased product licensing, increased headcount, and more product marketing costs.


General and administrative:

General and administrative expenses increased for the three and nine months in 1998 primarily due to increased personnel costs.

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest and other income, net:

Interest and other income consists principally of net interest income and gains and losses from sales of investments and currency hedging. Increases of 29% and 74% for the three and nine months of fiscal 1998 over 1997 are due to higher interest income on more lease contracts and gains on sales of equity investments. In the third quarter, this was partially offset by currency losses in Europe in the current year versus net gains in the prior year.

Income Taxes:

Income taxes have been provided based upon the estimated effective tax rate of 28% for 1998. In 1997, the effective tax rate was 30% exclusive of the tax effect of non-deductible acquisition costs and pre-acquisition operating losses of MAXM for which no tax benefit was recognized. These acquisition costs and operating losses of Maxm increased tax expense by $1,800,000 for the nine months ended June 30, 1997.

The effective tax rate differs from the federal statuary rate due primarily to permanently invested earnings of foreign subsidiaries being taxed at rates lower than the federal statutory rate and tax credits for increased research and development. Management believes future taxable income will be sufficient to realize the tax benefit of the net deferred tax asset of approximately $16.6 million.


LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 1998, the Company's cash, cash equivalents and short-term investments were $93,937,000. The Company continues to use installment payment plans to gain a competitive advantage during the sales process and had gross outstanding installment receivables of $113,368,000 at June 30, 1998. The
Company periodically sells portions of installments receivables subject to limited recourse provisions. During the first nine months of 1998, the Company sold $40,994,000 of installment receivables.

The Company continues to finance its growth through funds generated from operations. For the nine months ended June 30, 1998 net cash provided by operating activities was $9,072,000. Net cash used in investing activities in 1998 was $33,764,000, primarily for internally developed and purchased capitalized software, acquisition of computers and related equipment, the purchase of equity securities, and the net purchases of short-term investments offset by cash provided from to the sale of equity securities. Net cash provided by financing activities in 1998 was $32,246,000, primarily from the sale of lease contracts receivable, the exercise of employee stock options and stock purchases through the Employee Stock Purchase Plan offset by cash used for the Company's stock repurchase program and debt payment.

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



                                             BOOLE & BABBAGE, INC.



August 10, 1998                              \Paul E. Newton\
---------------                              --------------------------
                                             Paul E. Newton
                                             President and Director
                                             (Principal Executive Officer)



August 10, 1998                              \Arthur F. Knapp, Jr.\
---------------
                                             --------------------------
                                             Arthur F. Knapp, Jr.
                                             Senior Vice President
                                             Chief Financial Officer
                                             (Principal Financial Officer)



August 10, 1998                              \Carla J. Dorow\
---------------                              --------------------------
                                             Carla J. Dorow
                                             Controller
                                             (Principal Accounting Officer)