Form 10-K
period 1998-09-30
BOOLE & BABBAGE INC
filed 1998-12-29
CIK 734394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the Fiscal year ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from______________________to______________________

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

                               Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant, based upon the average bid and asked price of the Common Stock on December 8, 1998, was approximately $773,344,000. Shares of Common Stock held by each officer and director have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock on December 8, 1998 was 27,694,517.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for fiscal year ended September 30, 1998 - Items 5, 6, 7, 8 and 14.

                              BOOLE & BABBAGE, INC.
                                    FORM 10-K
                          YEAR ENDED SEPTEMBER 30, 1998
                                Table of Contents
Item
Number                                                                      Page
------                                                                      ----

                                     PART I
1.   Business................................................................................ 1

2.   Properties.............................................................................. 7

3.   Legal Proceedings....................................................................... 7

4.   Submission of Matters to a Vote of Security Holders..................................... 7

                                     PART II

5.   Market for the Registrant's Common Stock and Related Stockholder Matters................ 8

6.   Selected Consolidated Financial Data.................................................... 8

7.   Management's Discussion and Analysis of Financial Condition and Results of Operations... 8

7A.  Quantitative and Qualitative Disclosures about Market Risk.............................. 8

8.   Financial Statements and Supplementary Data............................................. 8

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.... 8

                                    PART III

10.  Directors and Executive Officers of the Registrant...................................... 9

11.  Executive Compensation.................................................................. 10

12.  Security Ownership of Certain Beneficial Owners and Management.......................... 15

13.  Certain Relationships and Related Transactions.......................................... 17

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................ 18


Signatures................................................................................... 21

                                     PART I


ITEM 1.  BUSINESS


General

Boole & Babbage, Inc. ("Boole & Babbage" or the "Company"), founded in 1967, develops and markets enterprise automation software solutions for managing service levels in multivendor, distributed computing environments.

The Company's products are used by information systems professionals whose organizations rely on the availability and performance of their IT infrastructure and the applications it supports to conduct business. Boole & Babbage is committed to the quality of the products and services it provides to its customers and continually invests in research and development to maintain the quality of its software products.

See Note 7 of Notes to Consolidated Financial Statements for certain financial information with respect to the Company's foreign operations.


Market

Over the last 30 years, systems management has evolved from simply monitoring resource usage in a single mainframe to automated management of client/server applications across the information system enterprise. This includes the monitoring and management of mainframes, servers, networks, middleware and applications from disparate vendors and across a myriad of platforms.

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

MainView Explorer for management of Parallel Sysplex and traditional mainframe environments.

COMMAND/POST:   End-to-end Availability Management for Distributed Systems

COMMAND/POST is at the core of the Company's service level management strategy and is installed in more than 600 customer sites worldwide. COMMAND/POST functions as a central point-of-control for managing and automating all computers, networks and applications. It is integrated with all Boole & Babbage product lines, as well as many of the leading help desk problem management products and frameworks. COMMAND/POST uses a combination of agent- and message-based capabilities to extend the reach and scalability to any level of the enterprise.

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

By consolidating enterprise information to a central console, operational staffing requirements are reduced, freeing up resources for more strategic functions while the overall control of the complex information system infrastructure is enhanced. In the last four years, COMMAND/POST has emerged as a valuable tool for centralized, proactive Help Desk management; an area of renewed focus for corporate enterprises. And through partnerships with other market leaders such as HP, IBM/Tivoli and SUN, COMMAND/POST has gained acceptance as the system integrator for various point solutions. These partnerships deliver to COMMAND/POST users the benefits of integrated, complementary products from customers' preferred vendors.

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

        Customization of data presentation on a NT, UNIX or web-enabled workstation.


COMMAND/POST Power Modules:   Distributed Enterprise Intelligence

Power Modules are agent-based solutions for managing a variety of different operating system platforms, middleware and applications. Power Modules exist for multiple versions of UNIX, Windows NT, OS/400, OS/2, NetWare, IBM MQSeries, Microsoft MSMQ and SAP R/3.

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

MainView:  Mainframe and Parallel Sysplex Server Management

The Boole & Babbage integrated MainView family of products provides automation and performance management for the IBM S/390 enterprise servers. MainView products provide flexibility and efficiency in data collection across multipleOS/390 systems including Parallel Sysplex environments. On a single screen, application-focused views help ensure that service and availability goals are being met across the entire enterprise.

In the mainframe area, IBM has announced several aggressive and strategic initiatives, destined to position the OS/390 operating system as an enterprise server operating system. With the introduction of the System/390 Parallel processors, which essentially reproduce the OS/390 operating system on a chip, IBM has given an indication of its plan to accommodate market demand for more efficient parallel processors.

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


Command MQ:  End-to-end Middleware Management

Command MQ is a fully integrated solution that provides availability management and automation, performance and operations management, and configuration and administration of distributed message-queuing middleware networks. Based on the Boole & Babbage agent and message-based technology, Command MQ manages message-queuing middleware products such as MQSeries and MSMQ. Platform coverage spans S/390, HP-UX, Sun Solaris, DEC VMS, AIX, OS/400, OS/2, and Windows NT.

From a single console, Command MQ presents a consummate view of the availability and performance of the middleware layer network and how it is affecting the mission-critical applications it supports. Command MQ is capable of monitoring all middleware components, such as queue managers, queues and channels, as well as the IT elements in the surrounding network.

Command  MQ  is  highly  interoperable  with  enterprise   management  consoles,
including HP OpenView, Tivoli TME 10, and Boole & Babbage COMMAND/POST.

SpaceView:  End-to-end Storage Management and Automation

Boole & Babbage sells products that address the management and automation of mainframe and client/server disk (DASD) storage subsystems.

Its SpaceView offering provides enterprise-wide, integrated storage management. Over 3,000 data centers worldwide use the SpaceView family of products to automate storage management across the enterprise. Components of SpaceView dynamically recover from errors caused by space shortages, extend IBM's storage management utilities with more sophisticated file placement and better control of archiving, report on disk utilization by physical volume or by business application, and increase performance of specific types of jobs through extensive buffering.


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


COMMAND/POST, MainView and MAX/Enterprise are registered trademarks of Boole & Babbage; Inc. SpaceView is a trademark of Boole & Babbage, Inc. IBM is a registered trademark of International Business Machines Corporation. MVS, CICS, IMS, DB2, NetView and SystemView are trademarks of International Business Machines Corporation.


Customer Support and Product Maintenance

The Company offers product maintenance, which includes maintenance and updating of product capabilities to accommodate changes in a customer's hardware and software. An initial period, ranging from six months to one year, of maintenance is included in all of the Company's software licenses. Thereafter, the Company offers optional maintenance renewals at prices that generally range from 15% to 17.5% annually of the current product price. Customers may also elect to purchase advance maintenance at the time of product licensing for maintenance periods beyond the first year. The Company also provides extensive computer-supported problem solving capabilities over the telephone for its customers as part of their maintenance contracts. The Company believes that support of its customers and products is very important, and it continually attempts to improve its support systems and techniques. The Company's current annual maintenance cancellation rate is approximately 10%.


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

The Company's customers are generally large corporate and government organizations including industrial companies, commercial banks, insurance companies, communications companies, retailers, transportation companies, utilities, health care and educational institutions, and federal, state and local governments. No customer accounted for greater than 10% of the Company's revenue in 1998, 1997 or 1996.

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

Research and Development

The computer hardware and software industries are characterized by rapid technological change, which requires a continuing high level of expenditures for the development and maintenance of software products. It is customary for modifications to be made to a software product as experience with its use grows or as changes in manufactures' hardware and software so require. In 1998 the Company reinvested 17% of its Boole product revenues in R&D activities aimed at both enhancing the existing products and adding several new ones. R&D costs net of amounts capitalized were $24,058,000, $22,357,000 and $20,872,000 for the years ended September 30, 1998, 1997 and 1996, respectively.


Employees

As of September 30, 1998 Boole & Babbage employed approximately 930 persons, including sales, marketing and related activities; product development and customer support; and management, administration and finance. Of such employees, approximately 555 are employed in the United States and approximately 375 are employed in foreign countries. The Company believes that its employee relations are good.


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


ITEM 3.  LEGAL PROCEEDINGS

     Platinum Technology, Inc., ("Platinum"), filed a Complaint and Motion for Preliminary Injunction on Nov. 13, 1998 in the Circuit Court of the Eighteenth Judicial Circuit Chancery Division, Dupage County, Wheaton, Ill.

The complaint alleges that the Company is in breach of a standstill and exclusive negotiation agreement with Platinum, and further, that BMC Software, Inc. tortiously interfered with such alleged agreement when it negotiated and executed the merger agreement announced on Nov. 2, 1998. Platinum seeks entry of an injunction voiding this merger agreement and requiring the Company to negotiate exclusively with it for an uninterrupted 120-day period.

The Company is currently evaluating the complaint but believes that the claims by Platinum are without merit, and intends to vigorously defend itself against the allegations in the complaint. The Company continues to believe that the BMC merger agreement is in the best interests of its shareholders.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1998.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

     The information contained under the caption "Market for the Registrant's Common Stock and Related Stockholder Matters" on page 29 of the 1998 Annual Report to the Stockholders is incorporated herein by reference.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The  information  contained  under  the  caption,   "Selected  Consolidated
Financial Data" in the 1998 Annual Report to Stockholders on page 1 is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders on pages 3 - 11 is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information contained under the caption, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders on pages 3 - 11 is incorporated herein by reference.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements for Boole & Babbage, Inc. are contained on pages 12 - 15 of the 1998 Annual Report to Stockholders and are incorporated herein by reference. Supplementary data is contained on page 1 of the 1998 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

FRANKLIN P. JOHNSON, JR.

      Franklin P. Johnson, Jr., age 70, has served as a director of the Company since 1967 and was elected Chairman of the Board in 1971. He is a general partner of Asset Management Partners, a venture capital partnership, and other related venture capital partnerships. He has been a venture capital investor for more than five years. Mr. Johnson is also a director of Amgen Inc., Applied Microcircuits Corporation and IDEC Pharmaceuticals Corp.

PAUL E. NEWTON

      Paul E. Newton, age 55, has served as a director of the Company since April 1988 and was appointed President and Chief Executive Officer of the Company in October 1991. He served as President and director of Ingres Corporation, a relational database software company ("Ingres"), from January 1987 to October 1990. Mr. Newton served as Chief Operating Officer of Ingres from January 1987 until September 1988 and as Chief Executive Officer of Ingres from September 1988 through October 1990.

JOHANNES S. BRUGGELING

      Johannes S. Bruggeling, age 53, has served as a director of the Company since July 1988. He was appointed Executive Vice President, International Operations of the Company and President, Boole & Babbage Europe, in October 1991. He was a co-founder in 1978 of The European Software Company, now the Company's wholly-owned subsidiary, Boole & Babbage Europe, and was its President from 1982 until April 1989. He also served as President and Chief Executive Officer of the Company from July 1988 through October 1991.

TERRY R. MCGOWAN

      Terry R. McGowan, age 51, has served as a director of the Company since February 1992. Mr. McGowan has been the Chairman of the Board of Action Technologies, Inc., a software company, since June 1997. He was President and Chief Executive Officer from May 1995 until June 1997. Previously, he served as President and Chief Operating Officer of KnowledgeWare, Inc., a computer-aided software company, from August 1985 until September 1991. Mr. McGowan is an advisor to the board of directors of several other software companies.

DAVID B. WRIGHT

      David B. Wright, age 49, served as director of the Company since February 1998. Mr. Wright is President and CEO of Amdahl Corporation, a hardware and software company. He joined Amdahl Corporation in 1987 as a regional Vice President of Sales. After being named Vice President of Commercial U.S. Sales in 1989 and Vice President and General Manager of European Operations in 1992, he was appointed Vice President and General Manager of Worldwide Field Operations in 1993. In January 1996 he became Executive Vice President of the Enterprise Computing Group. From 1976 to 1987, Mr. Wright was employed in various staff and management positions at IBM Corporation.

RAYMOND E. CAIRNS

      Raymond E. Cairns, age 66, has served as a director of the Company since November 1992. In 1992, Mr. Cairns retired from E.I. Dupont De Nemours, a chemical company, where he had been employed since 1962, most recently as Senior Vice President - Information Systems and Member of the Corporate Operating Committee.

EXECUTIVE OFFICERS

      Officers are appointed  annually by the Board and serve at the  discretion of the Board. Set forth below is information regarding executive officers of the
Company who are not directors of the Company:
       Name                       Age                                   Position
--------------------              ---           -----------------------------------------------------------
James E. C. Black                  50           Senior Vice President, Engineering

Richard A. Harrit                  47           Senior Vice President, North American Operations

Arthur F. Knapp, Jr.               50           Senior Vice President, Chief Financial Officer and Secretary

Saverio Merlo                      47           Senior Vice President, Marketing

        Mr. Black joined the Company in April 1994 as Senior Vice President of Engineering. From 1991 to March 1994, he was a principal at Diablo Management Group, an organization specializing in assisting companies with dynamic market changes. Previously, Mr. Black held technology positions at Ingres Corporation, UCCEL Corporation, a software company, Texas Instruments, an electronics company, and CAP Gemini, a computer consulting company.

        Mr. Harrit joined the Company in July 1997 as Senior Vice President, North American Operations. Prior to joining the Company, Mr. Harrit was President of AmeriData Computer Rentals, a Division of AmeriData/GE. From June 1990 until October 1994, Mr. Harrit served as President of Genstar Rental Electronics, Inc. Both of these companies were in the business of renting and leasing high technology equipment to industry and government.

        Mr. Knapp joined the Company in November 1991 as Chief Financial Officer and Senior Vice President. From March 1989 to October 1991, he was employed by Legent Corp., a worldwide developer and distributor of productivity enhancement system software, serving as Vice President and Chief Financial Officer. From 1984 through March 1989, he was employed by Duquesne Systems, Inc. (a predecessor company to Legent Corp.), where he served as Vice President, Controller and Chief Financial Officer. Mr. Knapp is a Certified Public Accountant and a Certified Management Accountant.

        Mr. Merlo has been employed by the Company for the past 14 years in various operational, technical and marketing capacities. After a four-year tenure as director of the MVS product center, Mr. Merlo served as Vice President of Marketing for Boole & Babbage Europe from 1989 until 1991. During fiscal 1991, Mr. Merlo was appointed Senior Vice President of Marketing.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

        Each non-employee director of the Company receives a quarterly retainer fee of $2,000 (plus $5,250 for serving as Chairman of the Board) and a per meeting fee of $400 (except for the Chairman). In the fiscal year ended September 30, 1998, the total compensation paid to non-employee directors was
$59,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

     Under the terms of the 1993 Non-Employee Directors' Stock Option Plan, each non-employee director of the Company (except the Chairman) automatically receives an option to purchase 7,500 shares of the Company's Common Stock, as an incentive to encourage maximum efforts for the success of the Company and continued service on the Board. (Prior to an October 30, 1997 amendment to this plan, non-employee directors received options to purchase 10,125 shares annually.) Non-employee directors joining the Board for the first time receive an option to purchase 30,000 shares. In the fiscal year ended September 30, 1998, Messrs., McGowan and Cairns were each granted options to purchase 7,500 shares of Common Stock pursuant to the Company's 1993 Non-Employee Directors' Stock Option Plan at an exercise price of $21.42 per share, which was equal to the fair market value of the Company's Common Stock on the date of the grant. Mr. Wright, elected to the Board on February 18, 1998, was granted options to purchase 30,000 shares of Common Stock pursuant to the Company's 1993 Non-Employee Directors' Stock Option plan at an exercise price of $22.17 per share, which was equal to the fair market value of the Company's Common Stock on the date of the grant.

                       COMPENSATION OF EXECUTIVE OFFICERS
                             SUMMARY OF COMPENSATION

        The following table shows for the fiscal years ended September 30, 1996, 1997 and 1998, compensation awarded or paid to, or earned by the Company's Chief
Executive  Officer and its five other  executive  officers at September 30, 1998
(the "Named Executive Officers"):
                                                  SUMMARY COMPENSATION TABLE

                            Annual Compensation                                     Long Term Compensation
---------------------------------------------------------------------------   --------------------------------
                                                                                 Securities        All Other
             Name and                                                            Underlying         Compen-
             Principal                                Salary         Bonus       Options(1)        sation(2)
             Position                     Year          ($)           ($)            (#)              ($)
----------------------------------     ---------      ------         -----    ----------------- --------------
Mr. Paul E. Newton                        1998        347,304        495,266       200,000           2,000
President and Chief Executive Officer     1997        330,768        358,222            --           1,125
                                          1996        315,000        266,805       180,000             683

Mr. Johannes S. Bruggeling                1998        314,045        261,434       100,000              --
Executive Vice President,                 1997(3)     298,259        246,004            --              --
International Operations and              1996        318,613        216,558       112,500              --
President, Boole & Babbage Europe

Mr. James E. C. Black                     1998        201,720        184,178        90,000           2,000
Senior Vice President                     1997        192,120        127,880            --           1,125
Engineering                               1996        182,970         90,721        90,000             427

Mr. Richard A. Harrit                     1998        191,625        152,236        65,000            2000
Senior Vice President, North              1997         32,769         36,100       135,000              --
American Operations                       1996             --             --            --              --

Mr. Arthur F. Knapp, Jr.                  1998        197,668        176,884       100,000           2,000
Senior Vice President and Chief           1997        188,244        122,812            --           1,125
Financial Officer                         1996        179,214         87,085       112,500             683

Mr. Saverio Merlo                         1998        192,150        173,322        90,000           2,000
Senior Vice President,                    1997        183,015        120,356            --           1,125
Marketing                                 1996        174,300         85,378        90,000             683

------------------------------

(1) The Company has no stock appreciation rights (SARs).
(2) Includes the Company's matching payments under its 401(k) plan. As permitted by rules promulgated by the Commission, no amounts are shown with respect to certain "perquisites," where such amounts do not exceed the lesser of 10% of salary and bonus or $50,000.
(3) Mr. Bruggeling's compensation was paid in non-U.S. currency and has been translated to U.S. dollars at the average currency exchange rate for each indicated year.

                        STOCK OPTION GRANTS AND EXERCISES

        The Company grants options to its executive officers under the 1995 Option Plan. As of September 30, 1998, options to purchase a total of 2,464,139 shares had been granted and were outstanding under the 1995 Option Plan and options to purchase 165,437 shares remained available for grant thereunder.

        The following  tables show for the fiscal year ended September 30, 1998, certain information regarding options granted to, exercised by, and held at year end by the Named Executive Officers.
                        Option Grants in Last Fiscal Year
                                                                              Potential
                                                                          Realizable Value at
                                                                           Assumed Annual
                                                                         Rates of Stock Price
                                                                             Appreciation
                           Individual Grants                               for Option Term(3)
-----------------------------------------------------------------          ------------------
                                 % of
                                 Total
                  Securities     Options
                  Underlying     Granted to  Exercise
                  Options        Employees   or Base      Expira-
                  Granted        in Fiscal   Price        tion
 Name              (#)(1)        Year(2)     ($/Share)    Date          5% ($)         10% ($)
 ----             --------       ---------   ---------    --------      ------         -------
Mr. Newton          200,000        13.82       21.88      09/09/08     2,752,043       6,974,217
Mr. Bruggeling      100,000         6.91       21.88      09/09/08     1,376,021       3,487,108
Mr. Black            90,000         6.22       21.88      09/09/08     1,238,419       3,138,398
Mr. Harrit           65,000         4.49       21.88      09/09/08       894,414       2,266,620
Mr. Knapp           100,000         6.91       21.88      09/09/08     1,376,021       3,487,109
Mr. Merlo            90,000         6.22       21.88      09/09/08     1,238,419       3,138,398

(1) Options vest in cumulative increments over a period of four years. Option grants to executive officers prior to September 10, 1993 generally include a provision whereby upon the sale, acquisition or merger of the Company in a transaction or series of transactions, the vesting of such options shall accelerate such that an additional two months of vesting shall accrue for each month that such executive officer shall have been employed by the Company between October 1, 1991 (or the date of commencement of such executive officer's employment with the Company, if later) and the closing date of any such transaction or series of transactions. Option grants to executive officers on or after September 10, 1993 include a provision whereby upon the termination or resignation of an executive officer within one year following the sale, acquisition or merger of the Company, such officer's options shall immediately vest in full.

(2) Based on options to purchase 1,446,850 shares granted to all employees in fiscal year 1998.

(3) The potential realizable value is based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term which will benefit all stockholders.

AGGREGATED  OPTION EXERCISES  IN LAST  FISCAL YEAR,  AND FISCAL  YEAR-END OPTION
VALUES

                                                                                                    Value of
                                                                            Number of               Unexercised
                                                                            Unexercised             In-the-Money
                                                                            Options at              Options at
                                                                            FY-End (#)              FY-End($)(2)
                             Shares Acquired            Value               Exercisable/            Exercisable/
Name                         on Exercise (#)            Realized(1)($)      Unexercisable           Unexercisable
----                         ---------------            --------------      -------------           -------------
Mr. Newton                       165,000                  3,283,920       1,201,876/323,750   22,164,209/1,943,500
Mr. Bruggeling                        --                         --         252,423/162,579      4,014,985/945,383
Mr. Black                         37,500                   592,070          271,851/140,274      4,603,973/773,362
Mr. Harrit                            --                         --          33,750/166,250        250,425/840,325
Mr. Knapp                         57,500                  1,120,400         315,390/162,579      5,442,663/945,383
Mr. Merlo                         24,750                    491,810         218,600/140,274      3,686,693/773,362

------------------------------------------

(1) Value realized is based on the fair market value of the Company's Common Stock on the date of exercise minus the exercise price and does not necessarily indicate that the optionee sold such stock.

(2) Fair market value of the Company's Common Stock at September 30, 1998 ($23.25) minus the exercise price of the options.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)

        The Compensation Committee of the Board of Directors has provided the following report with respect to the compensation of executive officers for fiscal 1998:

        Compensation for the Company's executive officers is determined by the Compensation Committee of the Company's Board of Directors (the "Committee"), none of whom is an employee of the Company. The Committee establishes base salary levels and target bonuses for the Chief Executive Officer ("CEO") and other executive officers of the Company at or about the beginning of each fiscal year.

        The Company and its Board believe that the compensation of all employees, including executive officers, must be sufficient to attract and retain highly qualified personnel and must align compensation with the Company's short-term and long-term business strategies and performance goals. However, the current compensation philosophy is to minimize the amount of salary increase in favor of (i) more performance based compensation such as bonuses and (ii) more incentives linked to stockholder value such as stock options. There are three basic elements to executive officer compensation:

Salary. To insure that its compensation practices remain competitive, the Company regularly compares its executive compensation to the middle of the range of compensation paid to executives in comparable positions in other software companies in the industry and also in technology companies of similar size located in Silicon Valley. Salary increases are granted generally on an annual basis and are based on both individual performance and the standard percentage of salary increase granted to other employees. Upon recommendation of the Committee, the Board approved the Company's fiscal 1998 salary guidelines applicable to all employees, including executives, pursuant to which salary increases would be targeted at no more than five percent (5%) of current salaries.
------------------
(1)THE MATERIAL IN THIS REPORT IS NOT "SOLICITING MATERIAL," IS NOT FILED WITH THE COMMISSION AND IS NOT TO BE INCORPORATED IN ANY FILING OF THE COMPANY UNDER THE SECURITIES ACT OF 1934, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHETHER MADE BEFORE OR AFTER THE DATE HEREOF AND IRRESPECTIVE OF ANY GENERAL INCORPORATION LANGUAGE IN ANY FILING.

          Bonuses. The Committee awards bonuses to the Company's executive officers and other key employees pursuant to an employee incentive plan established and approved in the early part of the Company's fiscal year by the Committee. The bonus amounts and persons who will receive bonuses can vary from year to year. The bonus pool is calculated based on a formula tied to the Company's targeted earnings per share. In 1998, the plan included minimal payouts based on attainment of 85% of target EPS with no bonus being paid if results were below the 85% threshold level. As actual results approach targeted levels, the bonus payout increases at an accelerated level. In fiscal year 1998, target amounts for individual executive officers represented between 33% and 80% of base salary.

        Stock Options. The Company believes that employee equity ownership provides significant additional motivation to executive officers to maximize value for the Company's stockholders. The Committee typically grants stock options each year to executive officers and other key employees. These grants are based on a variety of factors, including total options outstanding and total unvested options outstanding for each officer and key employee, the financial performance of the Company and assessment of personal performance. Whereas the bonus plan recognizes specific annual operational achievements, the Company considers the cumulative stock option grants as a measure of the individual's long-term potential impact on the Company's results. The Committee feels that stock options are the best method of providing incentives for executive officers to maximize the long-term success of the Company.

        Chief Executive Officer's Compensation. The Committee determined that a 5.0% increase in the Chief Executive Officer's base salary represented an increase in accordance with the Company's policy of increasing salaries by no more than five percent (5%). The Committee also determined that a cash bonus of $495,266 (out of a total executive officer bonus pool of $1,403,276) for fiscal 1998 was appropriate in light of the Company's strong financial performance.

        Compliance with Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code (the "Code") limits the Company to a deduction for federal income tax purposes of no more than $1 million of compensation paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Compensation Committee has determined that stock options granted under the Company's 1995 Option Plan with an exercise price at least equal to the fair market value of the Company's common stock on the date of grant shall be treated as "performance-based compensation."


                                                    COMPENSATION COMMITTEE
                                                    Franklin P. Johnson, Jr.
                                                    Terry R. McGowan
                                                    David B. Wright

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

        The  following  table  sets  forth  certain  information  regarding  the ownership  of the  Company's  Common  Stock as of October  31, 1998 by: (i) each director and nominee for director;  (ii) each of the executive officers named in the Summary  Compensation  Table;  (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent (5%) of its Common Stock.
                                                                      Beneficial Ownership(1)
                                                               --------------------------------------

                                                               Number of                   Percent of
                      Beneficial Owner                           Shares                      Total(%)
                      ----------------                         ---------                   ----------
         Willington Management Company, LLP(2)                  2,208,126                   8.03
           75 State Street
           Boston, MA 02109

         Franklin P. Johnson, Jr.(3)(7)                         2,076,844                   7.54
           c/o Asset Management Partners
           2275 East Bayshore, Suite 150
           Palo Alto, CA 94303

         FMR Corp.(4)                                           2,206,967                   8.03
           82 Devonshire Street
           Boston, MA 02106

         Private Capital Management, Inc. and related
           entities(5)                                          1,682,927                   6.12
           3003 Tamiami Trail North
           Naples, FL 33940

         Winston Partners, L.P. and related entities(6)         1,637,085                   5.95
           888 Seventh Avenue
           New York, NY 10106

         Paul Newton(7)                                         1,348,321                   4.69

         Johannes Bruggeling(7)                                   843,465                   3.04

         Arthur Knapp, Jr.(7)                                     352,387                   1.27

         James Black(7)                                           282,795                   1.02

         Saverio Merlo(7)                                         241,762                   *

         Raymond Cairns(7)                                         57,693                   *

         Richard Harrit                                            42,769                   *

         Terry  McGowan(7)                                         12,356                   *

         David Wright(7)                                            1,000                   *

         All executive officers and directors
           as a group (10 persons)(8)                          5,259,392                  17.52

* Less than one percent.



(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Where information regarding stockholders is based on Schedules 13D and 13G, the number of shares owned is as of the date for which information was provided in such schedules, as noted. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable and the Voting Agreements entered into between the executive officers and directors, Boole believes that each of the Stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 27,500,992 shares outstanding on October 31,1998, adjusted as required by rules promulgated by the SEC.

(2) Wellington Management Company LLP ("Wellington"), is an investment advisor registered with the SEC under the Investment Advisors Act of 1940, as amended, and in its capacity as investment advisor, may be deemed to have beneficial ownership of these shares, which are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the class. Willington has shared voting power over 634,614 of these shares, and shared dispositive power over all 2,208,126 of these shares. The reported stated number of shares beneficially owned is as of June 30,1998.

(3) Includes 177,574 shares held by Mr. Johnson's wife. Mr. Johnson may be deemed to beneficially own these shares but disclaims beneficial ownership of such shares. Also includes 369,562 shares held by Asset Management partners, a limited partnership, of which Mr. Johnson is a general partner. Mr. Johnson disclaims beneficial ownership of two- thirds of such shares.

(4) FMR Corp. ("FMR"), in its capacity as a parent holding company, may be deemed to be the beneficial owner of these shares, 1,614,955 of which are beneficially owned by a wholly-owned subsidiary, Fidelity Management & Research Company, a registered investment advisor which acts as an investment advisor to various investment companies ("Funds"), which holds such shares, and 592,012 of which are beneficially owned by a wholly-owned subsidiary, Fidelity Management Trust Company, a bank which serves as investment manager of certain institutional accounts ("Accounts") which holds these shares. FMR, Edward C. Johnson 3d, Chairman of FMR, and the Funds each has sole power to dispose of 1,614,955 shares. Neither FMR nor Mr. Johnson have sole power to vote or direct the voting of the shares owned by the Funds which power resides with the Funds' Board of Trustees who carry out the voting under written guidelines established by the Funds' Board of Trustees. FMR and Mr. Johnson, through its control of Fidelity Management Trust Company, has sole voting disposition power over 592,012 shares owned by the Accounts. Members of Mr. Johnson's family and trusts for their benefit own shares of common stock of FMR representing approximately 49% of the voting stock of FMR. Mr. Johnson owns 12% and Abigail P. Johnson, a director of FMR, owns 24.5% of the aggregate outstanding voting stock of FMR. The reported stated number of shares beneficially owned is as of February 9, 1998.

(5) Private Capital Management, Inc. ("PCM"), in its capacity as investment advisor, and Bruce Sherman, PCM's President, may each be deemed beneficial owners of 1,677,927 of these shares, which are held by PCM on behalf of its clients. PCM and Bruce Sherman have shared dispositive power over these 1,677,927 shares. Michael Seaman, who has sole power to vote or direct the vote of, and sole power to dispose of 5,000 shares, is an employee of PCM or affiliates thereof and (i) does not exercise sole or shared dispositive or voting power with respect to the shares held by PCM or SPS, (ii) disclaims beneficial ownership of shares held by Mr. Sherman, PCM and SPS, and (iii) disclaims, along with Mr. Sherman, the existence of a group.

(6) The shares are held by Winston Partners, L.P. Chatterjee Fund Management L.P. is the sole general partner of Winston Partners, L.P., and Purnendu Chatterjee is the sole general partner of Chatterjee Fund Management, L.P.

(7) Includes shares which certain executive officers and directors of the Company have the right to acquire within 60 days after October 31, 1998 pursuant to outstanding options as follows: James E. C. Black, 282,750 shares; Johannes S. Bruggeling, 265,783 shares; Raymond E. Cairns, 52,631 shares; Richard Harrit, 42,187 shares; Franklin P. Johnson, 50,625 shares; Arthur F. Knapp, Jr., 328,750 shares; Terry R. McGowan, 12,356 shares; Saverio Merlo, 229,499 shares; Paul E. Newton, 1,246,876 shares; and all executive officers and directors as a group, 2,511,457 shares.

(8)  Includes shares described in notes (3) and (7).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

        The Company entered into a loan agreement on October 15, 1997 with James E.C. Black, Senior Vice President, Engineering, under which Mr. Black received a loan of $85,000, to be repaid with interest at a rate of 8.5% per annum. The loan and interest were paid in full on December 2, 1997.

        The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's By-laws.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Report:

       1. Financial Statements. The following Consolidated Financial Statements of Boole & Babbage, Inc. and Report of Independent Auditors are incorporated by reference to Registrant's 1998 Annual Report to Stockholders:




                                                                         Page in
                                                                    Exhibit 13.1

            Consolidated Statements of Income-Years Ended
            September 30, 1998, 1997 and 1996...............................  12

            Consolidated Balance Sheets-September 30, 1998, 1997
            and 1996........................................................  13

            Consolidated Statements of Cash Flows-Years Ended
            September 30, 1998, 1997 and 1996...............................  14

            Consolidated Statements of Stockholders' Equity-
            Years Ended September 30, 1998, 1997 and 1996...................  15

            Notes to Consolidated Financial Statements......................  16

            Report of Ernst & Young LLP, Independent Auditors...............  30

       2. Financial Statement Schedule. The following financial statement schedule of Boole & Babbage, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Boole & Babbage, Inc.:

            Schedule for the fiscal years ended September 30, 1998, 1997 and 1996:

            Schedule                                                        Page
            --------                                                        ----

            II-Valuation and Qualifying Accounts............................  14

       All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the Consolidated Financial Statements and notes thereto included in the 1998 Annual Report to Stockholders, filed as Exhibit 13.1.

       3. Exhibits. The exhibits listed in Item 14(c) are filed as part of this Annual Report.

(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

(c)    Exhibit
       Number                         Description
       ------                         -----------
         3.1                          Restated Certificate of Incorporation of Registrant.  (1)

         3.2                          Bylaws of Registrant.  (2)

         4.1                          Reference is made to Exhibits 3.1 and 3.2.

        10.1                          1986 Incentive Stock Option Plan, as
                                               amended, and related grant forms.  (3)

        10.2                          1986 Supplemental Stock Option Plan, as
                                               amended, and related grant forms.  (3)

        10.3                          Employee Stock Purchase Plan.  (4)

        10.4                          Form of Indemnity Agreement between
                                               Registrant and its officers and directors.  (1)

        10.5                          1993 Nonemployee Directors' Stock Option Plan, as
                                               amended, and related grant forms.  (5)

        10.6                          1995 Stock Option Plan, as amended, and related grant forms.  (6)

        10.7                          1997 Non-Officer Stock Option Plan, as amended, and related grant forms.  (7)

        13.1                          1998 Annual Report to Stockholders.  (8)

        21.1                          Subsidiaries of Registrant.  (8)

        23.1                          Consent of Ernst & Young LLP, Independent Accountants.  (8)

        23.2                          Consent of PricewaterhouseCoopers LLP, Independent Accountants.  (8)

        27.1                          Financial Data Schedule.  (8)



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

(7) Previously filed as an exhibit to the Registration Statement on Form S-8 (Registration No. 333-66373) and incorporated herein by reference.

(8)    Filed as an exhibit to this Annual Report on Form 10-K.

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th of December 1998.

                                   BOOLE & BABBAGE, INC.


                             By:   \Arthur F. Knapp, Jr.\
                                   -----------------------------------
                                   Arthur F. Knapp, Jr.
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


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

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th of December 1998.



\Johannes S. Bruggeling\                         \Terry R. McGowan\
-------------------------------------            -------------------------------
Johannes S. Bruggeling                           Terry R. McGowan
Executive Vice President and Director            Director



\Raymond E. Cairns\                              \Paul E. Newton\
-------------------------------------            -------------------------------
Raymond E. Cairns                                Paul E. Newton
Director                                         President and Director



\Franklin P. Johnson, Jr.\                       \David B. Wright\
-------------------------------------            -------------------------------
Franklin P. Johnson, Jr.                         David B. Wright
Chairman of the Board of Directors               Director

                                                         SCHEDULE II

                                                    BOOLE & BABBAGE, INC.

                                              VALUATION AND QUALIFYING ACCOUNTS

                                               Allowance for Doubtful Accounts

                                                                       Additions
                                                        ----------------------------------------

                                                        Charged           Charged
                                        Balance at      to Costs          to Other                           Balance
                                        Beginning       and               Accounts       Deductions          at End
                                        of Period       Expenses          Describe       Describe            of Period
                                        ---------       --------          --------       --------            ----------
Year ended September 30, 1998           $1,995,000       $363,000             --         $(343,000)*         $2,015,000

Year ended September 30, 1997           $2,277,000       $ 40,000             --         $(322,000)**        $1,995,000

Year ended September 30, 1996           $2,103,000       $390,000             --         $(216,000)***       $2,277,000

* Amount includes $338,000 of account write-offs and $5,000 due to currency changes.

** Amount includes $280,000 of account write-offs, net of $42,000 due to currency changes.

*** Amount includes $206,000 of account write-offs, net of $10,000 due to currency changes.