Form 10-Q
period 1998-12-31
BOOLE & BABBAGE INC
filed 1999-02-16
CIK 734394

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1998
                               ---------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  --------------

Commission File Number    0-132-58
                       -----------

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

Registrant's Telephone number, including area code: 408-526-3000
                                                    -------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No
                                             -----

27,778,229 shares of common stock of the Registrant were outstanding as of January 31, 1999.

                              BOOLE & BABBAGE, INC.

                                      INDEX



Part I        FINANCIAL INFORMATION                                     Page No.

       Item 1.  FINANCIAL STATEMENTS
                Consolidated Balance Sheets
                     December 31, 1998 and September 30, 1998               1

                Consolidated Statements of Income
                     Three Months Ended December 31, 1998 and 1997          2

                Consolidated Statements of Cash Flows
                     Three Months Ended December 31, 1998 and 1997          3

                Notes to Consolidated Financial Statements                4-6


       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS

                     Three Months Ended December 31, 1998 and 1997       7-13


Part II       OTHER INFORMATION

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                          14


Signatures                                                                  15

                                                        Boole & Babbage, Inc.
                                                     Consolidated Balance Sheets
                                                (Amounts in thousands except shares)
                                                    (December 31, 1998 unaudited)

                                                                                                     December 31,      September 30,
Assets                                                                                                   1998                1998
                                                                                                       ---------          ---------
Current assets:
    Cash and cash equivalents                                                                          $  51,166          $  46,354
    Short-term investments                                                                                43,848             46,152
    Accounts receivable, net                                                                              24,921             23,213
    Installment and other receivables, net                                                                72,305             64,600
    Deferred tax asset                                                                                     8,405              8,359
    Prepaid expenses and other current assets                                                              7,401              7,136
                                                                                                       ---------          ---------
            Total current assets                                                                         208,046            195,814

Purchased and internally developed software, net                                                          13,088             12,898
Equipment, furniture and leasehold improvements, net                                                      10,831             11,225
Long-term installment and other receivables                                                               66,636             59,089
Long-term deferred tax asset                                                                              14,428             14,390
Costs in excess of net assets of purchased businesses, net                                                   601                607
Other assets                                                                                              26,319             15,903
                                                                                                       ---------          ---------
            Total assets                                                                               $ 339,949          $ 309,926
                                                                                                       =========          =========


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                                  $   9,388          $  10,136
     Accrued payroll expense                                                                               9,902             11,625
     Other accrued liabilities                                                                            35,221             32,051
     Notes payable due within one year                                                                        34                 50
     Capital lease obligations due within one year                                                           713                791
     Deferred maintenance revenue                                                                         61,495             57,532
                                                                                                       ---------          ---------
            Total current liabilities                                                                    116,753            112,185

Capital lease obligations due after one year                                                               1,433              1,592
Deferred maintenance revenue due after one year                                                           62,660             55,596

Stockholders' equity:
     Preferred stock, 2,000,000 shares authorized, $.001 par value, none issued                             --                 --
     Common stock, $.001 par value, authorized--45,000,000 shares; issued--
         31,034,468 (30,733,364 at September 30, 1998)                                                        31                 31
     Additional paid-in capital                                                                          105,130            102,264
     Retained earnings                                                                                    79,739             69,454
     Unrealized gain on marketable securities                                                             16,657              6,424
     Foreign currency translation adjustment                                                              (1,571)            (2,226)
     Less treasury stock, 3,305,930 shares (3,065,930 at
           September 30, 1998), at cost                                                                  (40,883)           (35,394)
                                                                                                       ---------          ---------
            Total stockholders' equity                                                                   159,103            140,553
                                                                                                       ---------          ---------
            Total liabilities and stockholders' equity                                                 $ 339,949          $ 309,926
                                                                                                       =========          =========

See accompanying notes.

                                                          1

                              Boole & Babbage, Inc.
                        Consolidated Statements of Income
                (Amounts in thousands, except earnings per share)
                                   (Unaudited)


                                                             Three Months Ended
                                                               December 31,
                                                           ---------------------
                                                            1998          1997
                                                           -------       -------
Revenue:
      Product licensing                                    $35,339       $30,209
      Maintenance fees and other                            25,381        22,724
                                                           -------       -------
           Total revenue                                    60,720        52,933
                                                           -------       -------

Costs and expenses:
      Cost of product licensing                              3,938         4,211
      Cost of maintenance fees and other                     6,569         5,135
      Product development                                    6,454         6,456
      Sales and marketing                                   27,102        24,391
      General and administrative                             5,639         4,500
                                                           -------       -------
           Total costs and expenses                         49,702        44,693
                                                           -------       -------

Operating income                                            11,018         8,240

Interest and other income, net                               3,267         3,383
                                                           -------       -------
Income before provision for income taxes                    14,285        11,623

Provision for income taxes                                   4,000         3,255
                                                           -------       -------

Net income                                                 $10,285       $ 8,368
                                                           =======       =======


Basic earnings per share                                   $  0.37       $  0.30
                                                           =======       =======

Diluted earnings per share                                 $  0.34       $  0.27
                                                           =======       =======


Common shares outstanding                                   27,700        28,105
                                                           =======       =======

Common shares assuming dilution                             30,415        30,675
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

                                                        Boole & Babbage, Inc.
                                                Consolidated Statements of Cash Flows
                                                       (Amounts in thousands)
                                                             (Unaudited)

                                                                                                             Three Months Ended
                                                                                                                 December 31,
                                                                                                           ------------------------
                                                                                                            1998             1997
                                                                                                           --------        --------
Cash flows from operating activities:
  Net income                                                                                               $ 10,285        $  8,368
  Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
      Depreciation and amortization of capitalized software                                                   2,449           2,341
      Gain on sale of equity securities                                                                        (884)           (422)
      Stock issued under compensatory stock plans                                                                40              46
      Changes in operating assets and liabilities excluding the effect of acquisitions:
         Accounts receivable and installment and other receivables                                          (25,141)        (12,666)
         Prepaid expenses and other assets                                                                     (255)           (240)
         Accounts payable and accrued expenses                                                                  117             749
         Deferred maintenance revenue                                                                         9,833           4,156
                                                                                                           --------        --------

Net cash provided (used) for operating activities                                                            (3,556)          2,332
                                                                                                           --------        --------

Cash flows from investing activities:
     Purchases of equipment, furniture and leasehold improvements                                              (889)         (1,088)
     Payments for capitalized software                                                                       (1,225)         (1,070)
     Net (purchases) sales of short-term investments                                                          2,304          (1,050)
     Investment in equity securities                                                                           --            (2,808)
     Proceeds from sale of equity securities                                                                    949             968
                                                                                                           --------        --------

Net cash provided (used) by investing activities                                                              1,139          (5,048)
                                                                                                           --------        --------

Cash flows from financing activities:
      Proceeds from sale of lease contracts receivable                                                        9,329           2,868
      Proceeds from issuance of common stock                                                                  2,826           1,754
      Treasury stock purchases                                                                               (5,489)         (1,605)
      Payments under line of credit, net                                                                       --              (500)
      Payments on notes payable                                                                                 (16)            (14)
      Payments on capital leases                                                                               (237)           (286)
                                                                                                           --------        --------

Net cash provided by financing activities                                                                     6,413           2,217
                                                                                                           --------        --------

Effect of exchange rate changes on cash                                                                         816            (543)
                                                                                                           --------        --------

Net increase (decrease) in cash and cash equivalents                                                          4,812          (1,042)

Cash and cash equivalents at beginning of period                                                             46,354          33,923
                                                                                                           --------        --------

Cash and cash equivalents at end of period                                                                 $ 51,166        $ 32,881
                                                                                                           ========        ========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
          Interest                                                                                         $    814        $    335
          Income taxes, net                                                                                $  2,091        $    366


See accompanying notes

                                                                  3

                              BOOLE & BABBAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

     The accompanying consolidated financial statements include the accounts of all subsidiaries after the elimination of all significant inter-company items and transactions. A summary of the significant accounting policies of the Company is included in Note 1 of Notes to Consolidated Financial Statements in the Company's annual report on Form 10-K for the year ended September 30, 1998. These consolidated financial statements should be read in conjunction with those notes.

     The consolidated financial information at December 31, 1998 and for the three-month periods ended December 31, 1998 and 1997 is unaudited. The statements in this report include all adjustments of a normal recurring nature. In the opinion of management, these adjustments are necessary for a fair statement of the interim results for the periods presented. The interim results are not necessarily indicative of the results for the full year.

2.   Earnings Per Share

     Basic  earnings  per  share  excludes  any  dilutive  effects  of  options, warrants, and convertible securities.  Diluted earnings per common share is computed by adding the weighted average number of common shares outstanding during the period to the number of  dilutive  common  shares  that would be issuable upon the exercise of outstanding  options using the treasury stock methold of computation
                                                                                Three Months Ended
     Amounts in thousands, except earnings per share                               December 31,
                                                                                 -----------------
                                                                                  1998      1997
                                                                                 -------   -------
     Total Basic Shares
     Weighted average number of common shares outstanding during the period       27,700    28,105
                                                                                 =======   =======

     Net Income                                                                  $10,285   $ 8,368
                                                                                 =======   =======
     Net income per share                                                        $  0.37   $  0.30
                                                                                 =======   =======

     Diluted Shares
     Weighted average number of common shares outstanding during the period       27,700    28,105
     Incremental common shares attributable to exercise of outstanding options
     (assuming proceeds would be used to purchase treasury stock)                  2,715     2,570
                                                                                 -------   -------
     Total Diluted Shares                                                         30,415    30,675
                                                                                 =======   =======

     Net income                                                                  $10,285   $ 8,368
                                                                                 =======   =======
     Net income per share                                                        $  0.34   $  0.27
                                                                                 =======   =======

                              BOOLE & BABBAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Comprehensive Income

     Effective October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Under SFAS No. 130, all items that meet the definition of comprehensive income will be separately reported for the period in which they are recognized. SFAS 130 establishes standards for reporting and presenting comprehensive income and its components in consolidated financial statements. Comprehensive income is defined as net income plus the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the three-month period ended December 31, 1998 and 1997, the Company had other comprehensive income as follows:


                                                            Three Months Ended
     Amounts in thousands                                       December 31,
                                                                ------------
                                                             1998         1997
                                                             ----         ----

     Net income                                            $10,285       $8,368
     Unrealized gain on marketable securities               10,233        1,508
     Foreign currency translation adjustment                   655       (1,000)
                                                           -------       -------
     Total comprehensive income                            $21,173       $8,876
                                                           =======       =======


4.   Contingencies

     The Company is involved in certain legal actions and claims arising in the ordinary course of business. Management believes that such litigation and claims will be resolved without material adverse effect on the Company's financial position or results of operations.

     On November 2, 1998 the Company and BMC Software, ("BMC"), entered into an Agreement and Plan of Reorganization. The merger contemplated therein will be accomplished by the issuance of 0.675 shares of BMC stock for each share of the Company's common stock. This transaction is expected to close in the second quarter in fiscal 1999 and to be accounted for using the pooling of interests method. The merger is subject to a number of customary closing conditions, including antitrust approval and approval by the stockholders of the Company. See the Company's Current report on Form 8-K dated November 10, 1998 and BMC's Form S-4 dated November 13, 1998 for a description of the merger.

     Litigation

     Platinum Technology, Inc., ("Platinum"), filed a Complaint and Motion for Preliminary Injunction on Nov. 13, 1998 in the Circuit Court of the Eighteenth Judicial Circuit Chancery Division, Dupage County, Wheaton, Illinois. The complaint alleged that the Company is in breach of a standstill and exclusive agreement with Platinum, and that BMC Software, Inc. tortiously interfered with such alleged agreement when it negotiated and executed the merger agreement announced on Nov. 2, 1998.

                              BOOLE & BABBAGE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     On January 25, 1999, the Circuit Court of the Eighteenth Judicial Circuit Chancery Division, Dupage County, Wheaton, Illinois granted a motion filed under seal by Platinum for leave to amend its Complaint. Platinum is now seeking damages after withdrawing its original Motion For Preliminary Injunction, canceling the hearing on that Motion, dropping its claim against BMC Software, Inc., and abandoning its efforts to enjoin the merger with BMC Software. No trial date has been set, but the Court did set April 14th, 1999 as the date for a hearing on Platinum's motion to dismiss Boole's counterclaim against Platinum.

     Boole continues to believe that the claims by Platinum are misleading and without merit and intends to vigorously defend itself against such claims. Boole also continues to believe that the BMC merger agreement is in the best interests of its stockholders.


5.   Recent Accounting Pronouncements

     Statement of Position (SOP) 97-2, "Software Revenue Recognition" and (SOP) 98-4 "Deferral of the Effective Date of a Provision of (SOP) 97-2"were issued in October 1997 and March 1998, respectively, and address software revenue recognition. SOP 97-2 and SOP 98-4 supersede SOP 91-1 and are effective for transactions entered into for fiscal years beginning after December 15, 1997 and have therefore been adopted for the Company's fiscal year 1999, beginning October 1, 1998.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 31, 1998, which, in the case of the Company is October 1, 1999. SOP 98-1 is not expected to have a material impact on the Company's Consolidated Financial Statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis used internally for evaluating segment performance and resource allocation. SFAS No. 131 is effective for fiscal years beginning after December 31, 1997, and disclosure is not required in interim financial statements in the initial year of adoption. Accordingly, the Company will reflect SFAS No. 131 information in its Consolidated Financial Statements for the September 30, 1999, fiscal year. The Company is currently assessing the SFAS No. 131 requirements.

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

                              BOOLE & BABBAGE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

When used in this discussion, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below and in the Company's Form 10-K for the year ended September 30, 1998, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements,  which speak only as of the date hereof.  The Company  undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Year 2000

The Company is currently taking steps to address Year 2000 issues in the following three areas: (1) internal systems (including information technology such as financial and order entry systems and non-information technology systems such as phones and facilities); (2) products sold by the Company; and (3) the readiness of third parties with whom the Company has business relationships. A Year 2000 readiness plan has been implemented for world-wide operations relating to all of these areas consisting of three phases. Phase One (inventory) consists of identifying all of the systems, products and relationships that may be impacted by Year 2000. Phase Two (assessment) involves determining the current state of Year 2000 readiness for those areas identified in the inventory phase and prioritizing areas that need to be fixed. Phase Three (action) will consist of fixing the areas in order of that priority. The Company currently expects to be in compliance for all of the targeted areas by the end of the 1999 fiscal year (September 1999).

For Boole & Babbage products, the Company is in the action phase of our plan. As detailed on its web site (boole.com), most of the Company's most current versions of its products have been designed and tested to be Year 2000 compliant. Some of the Company's customers are running product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. It is possible that the Company may experience increased expenses in addressing migration issues for such customers. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Some analysts have stated that a significant amount of litigation will arise out of year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it. Approximately 14% of the Company's total revenue is from the products of one third-party vendor, New Dimension Software. As detailed on their Web site (ndsoft.com), most products are Year 2000 compliant or will be by March 31, 1999. Other third party vendors, comprising less than 3% of total revenue, have provided us written assurances that all their products will be made compliant by the end of 1999.

The Company is currently in the assessment and action phase of the plan for both the internal systems and third party relationships. With respect to its internal systems, the Company is taking steps to prepare its systems for the Year 2000 date change. The Company substantially completed these efforts at the end of calendar 1998, with extensive testing to continue through 1999. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products. The Company uses only large, high credit quality financial institutions, all of which have made representations that they are already Year 2000 compliant. The Company does not make significant purchases from any one vendor and therefore does not believe that any vendor non-compliance related to Year 2000 would materially disrupt operations.

While Year 2000 costs incurred to date have not been material, we will incur additional costs as we complete the project phases. Based on preliminary assessments resulting from the early phases of our plan in each of the targeted areas, we are currently unable to determine whether additional costs to achieve Year 2000 readiness will be material. Additional costs incurred may include but are not limited to: the cost of producing and distributing free solutions for products that are not Year 2000 ready; the impact of lost sales due to distribution of free Year 2000 ready solutions for affected products; the administrative costs of completing the Year 2000 project; the cost of correcting our internal systems; and the cost of implementing necessary contingency plans.

The above discussion regarding costs, risks and estimated completion dates for the Year 2000 is based on our best estimates given information that is currently available, and is subject to change. As we continue to progress with this initiative, we may discover that actual results will differ materially from these estimates.

Euro Currency

The European Union's adoption of the Euro single currency raises a variety of issues associated with the Company's European operations. Although the transition will be phased in over several years, the Euro became Europe's single currency on January 1, 1999. The Company is assessing Euro issues related to its product pricing, contracts, treasury operations and accounting systems. Although the evaluation of these items is still in process, the Company believes that the hardware and software systems it uses internally will accommodate this transition and any required policy or operating changes will not have a material adverse effect on future results.

REVENUES:

The Company  derives  its  revenues  primarily  from the  licensing  of computer software  programs,  the  sales  of  software  maintenance  services,  and  from consulting  and education  services.  The  following  table shows the percent of total revenue and  year-to-year  percentage  changes as reported and without the effect of currency rate changes for the three months ended December 30, 1998 and
1997, respectively.
                                                     % of Revenue                           As           Without
                                                  3 mos. ended December 31,              Reported        Currency
                                             ---------------- -----------------     ----------------- --------------
                                                  1998              1997               Y/Y change       Y/Y change
                                             ---------------- -----------------     ----------------- --------------
Product licensing                                      58.2%             57.1%                 17.0%          15.5%
Maintenance fees and other                             41.8%             42.9%                 11.7%          10.0%
                                             ---------------- -----------------     ----------------- --------------
    Total                                             100.0%            100.0%                 14.7%          13.1%
                                             ---------------- -----------------     ----------------- --------------

Growth Rates
Product Licensing:
                                   As                Without
                                Reported            Currency
                               Y/Y change           Y/Y change
                             ----------------    -----------------
Product Group:
Distributed                       57.1%               54.5%
Mainframe                          1.0%              ( 0.2%)
                             ----------------    -----------------
                                  17.0%               15.5%
                             ----------------    -----------------
Sales Channel:
Domestic                          19.2%               19.2%
International                     15.6%               13.2%
                             ----------------    -----------------
                                  17.0%               15.5%
                             ----------------    -----------------

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

Products:

The Company anticipates that the Distributed group of products will continue to show high growth rates for fiscal 1999. However, the Company competes with certain companies who have greater financial and operational resources along with larger customer bases. This could allow those companies to bundle competing products with more established non-competing products in order to gain a marketing advantage. In addition, the Company is dependent on the success of its new Explorer family of Windows NT and Web-based products relating to its new Desired-State Management initiative. This initiative represents a significant expansion of the SpaceView, COMMAND/POST and Command MQ product lines. There is also a potential diversion of customers' business attention and project funding to Year 2000 projects. Due to these factors, there can be no assurances that new or even existing products will achieve significant market acceptance or competitive success and thus contribute to revenue growth.

Mainframe products include Plex products, which enable customers to handle large groups of computer processors, particularly the parallel processing machines by IBM. In the mainframe market, industry analysts have projected that systems management spending will only grow at 5% per year through the year 2000. They also project that while the majority of large data centers have adopted a sysplex strategy, mid-size data centers will not broadly adopt these parallel processors until 1999 or later. Thus, despite a somewhat flat mainframe market, the Company's product licensing growth has benefited by data centers adopting this new technology. This has also helped to increase the number of competitive replacements which in the quarter accounted for approximately 8% of total revenue and occur primarily through multi-year licensing agreements which comprised approximately 33% of total revenue. Thus, future growth rates could be materially and adversely impacted if the parallel processors do not gain significant market acceptance among the mid-size data centers, if the rate of successful competitive replacements slows, or if customer spending shifts away from traditional mainframes to technology platforms where the Company does not have significant product acceptance.

Markets

Domestic:

Domestic licensing comprised 39.1% and 38.4% of total product licensing for the three months ended December 31, 1998 and 1997. For growth to continue in the domestic market, the company is dependent on continued productivity increases as well as the ability to generate larger size transactions, primarily through multi-year contracts and competitive replacements.

International:

The Company's licensing from its international operations, comprised of foreign subsidiaries and marketing agents, increased as a result of solid growth in Europe. Currency exchange rates had minimal impact on the growth rate. In the Asia-Pacific area, except for its subsidiaries in Japan and Australia, the Company continued its conservative position and only booked new revenues on a cash basis from the distributors in the other markets of this region to avoid potential impact from the current economic turmoil and uncertainties regarding payment on product orders. In addition to the risks described above, since the majority of product licensing is derived from international markets, the Company's overall operations and financial results could be significantly and adversely affected by such international factors as changes in currency exchange rates and specific regional or country political and economic circumstances.


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

In July 1996, the Company entered into a long-term licensing agreement requiring IBM to make royalty payments, based upon their sales of the product, of up to a maximum of approximately $10 million for the period from the fourth quarter of 1996 through the second quarter of fiscal 1999. The Company has recognized $9.4 million of revenue of which $8.4 million has been paid through December 31, 1998. Since there are no minimum generated amounts, actual royalties due to the Company may be below the maximum amount. The Company records royalty revenue based upon reporting from IBM.

The increase in maintenance fees and other is mainly the result of increased product licensing in the previous years combined with relative high renewal rates and higher consulting revenue. The maintenance revenue growth rate is lower than the licensing growth rate primarily as a result of fewer customer sites due to the consolidation of customer data centers; reduced revenue associated with customers' conversion to non-CPU specific pricing systems such as MIPS-based pricing; and higher discount levels offered by the Company on multiple-year maintenance packages.

The Company anticipates that maintenance revenue in 1999 will increase due to the higher license revenue growth in 1998, although it will continue to be negatively impacted by reduced revenue associated with site consolidations, non-CPU specific pricing and discounted multiple-year maintenance packages.

The Company must continue to generate new product licensing revenues and also continue to provide high quality maintenance support and upgrades to ensure future maintenance revenue increases.

COSTS AND EXPENSES:

The following table shows percent of total revenue and  year-to-year  percentage changes of costs and  expenses  as  reported  and without the effect of currency
rate  changes  for  the  three   months  ended   December  31,  1998  and  1997,
respectively.

                                                      % of Revenue                       As             Without
                                                 3 mos. ended December 31,             Reported         Currency
                                             ---------------- -----------------    ----------------- ----------------
                                                  1998              1997              Y/Y change       Y/Y change
                                             ---------------- -----------------    ----------------- ----------------
Cost of product licensing                               6.5%              8.0%                (6.5%)           (8.7%)
Cost of maintenance fees and other                     10.8%              9.7%                27.9%            25.6%
Product development                                    10.6%             12.2%                 0.0%             0.2%
Sales and marketing                                    44.6%             46.1%                11.1%             9.3%
General and administrative                              9.3%              8.5%                25.3%            23.6%
                                             ---------------- -----------------    ----------------- ----------------
    Total                                              81.8%             84.5%                11.2%             9.6%
                                             ---------------- -----------------    ----------------- ----------------

Cost of product licensing:

Cost of product licensing consists primarily of royalties paid to independent software authors and amortization of purchased and internally developed software. The decrease relates primarily to a royalty accrual for a terminated vendor in Europe in the first quarter of the previous year which has been partially offset in the current quarter by higher royalty costs due to increased third party sales. In general, fluctuations in the relationship of cost of product licensing to licensing revenue are caused primarily by changes in licensing revenue mix, royalty agreements and amortization of capitalized software.

Cost of maintenance fees and other:

Cost of maintenance fees and other consists primarily of cost of product maintenance support, royalties paid to independent software authors, amortization of purchased and internally developed software, the cost to provide educational and consulting services and costs related to certain computer services. The increase is primarily due to increased support costs and higher costs to provide consulting and educational services, and to a lesser extent, higher royalty costs, higher data center costs and increased cost of sales. In general, fluctuations in the relationship of cost of maintenance fees and other to revenue are caused primarily by changes in maintenance revenue mix, educational and consulting revenue, maintenance support, royalty agreements, and amortization of capitalized software

Product development:

Product development costs were flat in 1999, as the reduction in costs from the shut down of the Oslo facilities was offset by increased personnel costs in the United States. The Company capitalizes certain development costs in accordance with Statement of Financial Accounting Standard No. 86. To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the products. R&D expenditures were 15% of revenue (excluding third party) for the three months in 1999 and 17% in 1998 while the amount of R&D capitalized was 17% and 14% of gross R&D costs in 1999 and 1998, respectively. Product development expenses may fluctuate annually depending in part upon the number and status of internal software development projects.

Sales and marketing:

The increase in sales and marketing for the three months is primarily a result of higher commissions on increased product licensing in Europe and the United States, which was partially offset by a decrease in agent commissions. In addition, personnel costs increased in Europe and the United States as a result of higher head count.

General and administrative:

General and administrative expenses increased due to higher personnel costs, consulting costs, professional fees and perfomanced based accruals.

Interest and other income, net:

Interest and other income consists principally of interest income or expense and gains and losses from sales of investments, currency hedging and disposal of assets. The decrease of 3% is due to intra-Europe currency exchange losses in 1999 versus a gain in 1998, partially offset by higher gains on sales of equity investments.

Income Taxes:

Income taxes have been provided based upon the estimated effective tax rate of 28% for 1999 and 1998. The effective tax rate differs from the federal statuary rate due primarily to permanently invested earnings of foreign subsidiaries being taxed at rates lower than the federal statutory rate and tax credits for increased research and development. Management believes future taxable income will be sufficient to realize the tax benefit of the net deferred tax asset of approximately $22.8 million.


Quantitative and Qualitative Disclosure about Market Risk:

Interest Rate Risk:

The Company's exposure to market risk for changes in interest rates relate primarily to the Company's short-term investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The Company mitigates default risk by investing in only the highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any
investment  issuer  or  guarantor.   The  portfolio   includes  only  marketable
securities with active secondary or resale markets to ensure portfolio liquidity. All short-term investments mature in fiscal 1999. The Company has no cash flow exposure due to rate changes for its capital lease obligations.

Foreign Exchange Risk:

The Company has a hedging strategy to attempt to minimize the short-term impact of foreign currency fluctuations on its net asset position in foreign currencies. The gains and losses on these contracts are netted with gains and losses on the revaluation of the net asset position and are included in income in the period in which the exchange rates change. The foreign currency forward contracts have a term of ninety days or less and settle immediately after the end of the fiscal year. The contracts are marked-to-market and the fair value upon settlement approximates the carrying value. It is the Company's policy to hedge approximately 75% to 100% of the net asset position.

Beginning the first quarter of fiscal 1998, the Company implemented a program of purchasing foreign currency option contracts as an economic hedge for a portion of the net revenue of the Company's foreign subsidiaries. The premium cost of the options is expensed in the period in which they are purchased. Realized option gains are recorded as income in the period in which the options are exercised. Fair values are based upon quoted prices in an active market.


Liquidity and capital resources:

At December 31, 1998, the Company's cash, cash equivalents and short-term investments were $95,014,000. The Company continues to use installment payment plans to gain a competitive advantage during the sales process and had gross outstanding installment receivables of $138,941,000 at December 31, 1998. The Company periodically sells portions of installments receivables subject to limited recourse provisions. During the first three months of 1999, the Company sold $9,329,000 of installment receivables.

For the three months ended December 31, 1998 net cash used by operating activities was $3,556,000. Net cash provided by investing activities in 1999 was $1,139,000, primarily from the sale of equity securities and net sales of short term investments, offset by cash used for internally developed and purchased capitalized software and acquisition of computers and related equipment. Net cash provided by financing activities in 1999 was $6,413,000, primarily from the sale of lease contracts receivable, the exercise of employee stock options and stock purchases through the Employee Stock Purchase Plan offset by cash used for the Company's stock repurchase program and debt payment.

In July 1997, a share repurchase plan was adopted which authorized the Company to acquire 750,000 shares of its common stock. The Company's previous stock repurchase plan was rescinded in accordance with pooling of interest accounting in connection with the MAXM acquisition. In August 1998, an additional 1,000,000 shares were approved for repurchase. Total shares repurchased under this plan prior to fiscal 1999 were 1,350,500 with an aggregate purchase price of $28,991,000. In fiscal 1999, 240,000 shares were repurchased with an aggregate purchase price of $5,489,000. The Board of Directors rescinded the plan on October 30, 1998 in accordance with pooling of interest accounting in connection with BMC's acquisition of the Company.

The Company evaluates business acquisition opportunities that complement its strategic plans and believes existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

BOOLE & BABBAGE, INC.

                                    PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

                   The following exhibit is filed herewith.

                   Exhibit
                   Number              Description of Document
                   -------             -----------------------

                     27                Financial Data Schedule

        (b) Reports on Form 8-K

            During the three  months ended December 31, 1998, the Company filed:


         1. Current Report on Form 8-K dated November 10, 1998 under Item 5, Other Events, relating to the Agreement and Plan of Reorganiation with BMC Software.

         2. Current Report on Form 8-K dated November 18, 1998 under Item 5, Other Events, relating to a complaint filed against the Company by Platinum Technology, Inc.

                        BOOLE & BABBAGE, INC. SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BOOLE & BABBAGE, INC.



February 11, 1999                               \Paul E. Newton\
                                                --------------------------
                                                Paul E. Newton
                                                President and Director
                                                (Principal Executive Officer)



February 11, 1999                               \Arthur F. Knapp, Jr.\
                                                --------------------------
                                                Arthur F. Knapp, Jr.
                                                Senior Vice President
                                                Chief Financial Officer
                                                (Principal Financial Officer)



February 11, 1999                               \Carla J. Dorow\
                                                --------------------------
                                                Carla J. Dorow
                                                Controller
                                                (Principal Accounting Officer)