Form 10-K/A
period 1997-09-30
BOOLE & BABBAGE INC
filed 1999-03-01
CIK 734394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                FORM 10-K/A No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal year ended September 30, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from___________to___________

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

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for fiscal year ended September 30, 1997 - Items 5, 6, 7, 8 and 14.

2.   Portions of Proxy  Statement  dated January 15, 1998 - Items 10, 11, 12 and
     13.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                            Years ended September 30,
                                         ----------------------------------------------------------------------------
(In thousands, except per share amounts)    1997            1996           1995(a)          1994            1993
---------------------------------------------------------------------------------------------------------------------
Revenue                                     $197,097        $180,151        $169,027        $141,600        $121,015

Expenses                                     185,283         167,322         156,242         137,234         116,834
                                         ------------    ------------    ------------   -------------   -------------
       Operating Income                       11,814          12,829          12,785           4,366           4,181

Interest and other income, net                 9,180           5,643           5,414           1,306           1,411
                                         ------------    ------------    ------------   -------------   -------------
Income before income taxes                    20,994          18,472          18,199           5,672           5,592

Provision for income taxes                     7,525           7,015           5,076           3,570           3,519
                                         ------------    ------------    ------------   -------------   -------------

Net income                                  $ 13,469        $ 11,457        $ 13,123          $2,102          $2,073
                                         ============    ============    ============   =============   =============

Basic earnings per share                       $0.49           $0.43           $0.51           $0.09           $0.09

Diluted earnings per share                     $0.45           $0.40           $0.47           $0.08           $0.08

Weighted average common shares                27,715          26,565          25,535          24,285          23,395
outstanding

Weighted average common shares                30,145          28,815          27,700          25,725          25,470
outstanding assuming dilution


Balance sheet data:
Cash, cash equivalents and short-term       $ 56,973        $ 62,010        $ 42,047        $ 39,794        $ 24,224
investments
Total assets                                $260,144        $224,540        $182,827        $145,621        $106,450
Long-term debt                              $  1,845        $  3,269        $  2,075        $  7,830        $  9,684
Deferred maintenance revenue                $ 91,714        $ 80,190        $ 61,468        $ 49,172        $ 33,893
Stockholders' equity                        $118,502        $ 95,064        $ 78,501        $ 47,482        $ 29,481

(a) Includes $1.507 million ($0.06 basic earnings per share and $0.05 diluted per share) of extraordinary gain on forgiveness of debt in fiscal 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table  below sets forth the  results of  operations  of the  Company for the three fiscal years ended September 30, 1997:
                                                      PERCENTAGE OF REVENUE                        YEAR-TO-YEAR
                                                    YEARS ENDED SEPTEMBER 30,                   PERCENTAGE CHANGE
                                             -----------------------------------------      ---------------------------
                                                1997           1996          1995            97 vs. 96      96 vs. 95
-----------------------------------------------------------------------------------------------------------------------
Revenue:
     Product licensing                            55.3%          52.9%          53.0%             14.4%           6.3%
     Maintenance fees and other                   44.7%          47.1%          47.0%              3.8%           6.9%
                                             -----------    -----------   ------------      ------------   ------------
         Total revenue                           100.0%         100.0%         100.0%              9.4%           6.6%

Costs and expenses:
     Cost of product licensing                     7.6%           8.5%           7.7%             -2.1%          18.4%
     Cost of maintenance fees and other           10.0%          10.8%          10.8%              1.4%           6.3%
     Product development                          12.6%          12.5%          12.5%             11.4%           6.0%
     Sales and marketing                          48.6%          50.9%          51.3%              4.4%           5.8%
     General and administrative                    9.4%          10.1%          10.1%              0.6%           7.3%
     Acquisition and nonrecurring costs            5.7%          --             --                 N/A            N/A
                                             -----------    -----------   ------------      ------------   ------------
         Total costs and expenses                 93.9%          92.8%          92.4%             10.7%           7.1%
                                             -----------    -----------   ------------      ------------   ------------

         Operating income                          6.1%           7.2%           7.6%             -7.9%           0.3%

Interest and other income, net                     4.7%           3.1%           2.3%             62.7%          44.4%
                                             -----------    -----------   ------------      ------------   ------------
Income before provision for income taxes          10.8%          10.3%           9.9%             13.7%          10.7%
Provision for income taxes                         3.8%           3.9%           3.0%              7.3%          38.2%
                                             -----------    -----------   ------------      ------------   ------------
Net income before extraordinary item               7.0%           6.4%           6.9%             17.6%          -1.4%
Extraordinary gain on forgiveness of debt         --              --             0.9%              N/A            N/A
                                             -----------    -----------   ------------      ------------   ------------
Net income                                         7.0%           6.4%           7.8%             17.6%         -12.7%
                                             ===========    ===========   ============      ============   ============

Forward-Looking Information

When used in this discussion, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Acquisition

On January 16, 1997, the Company acquired all of the outstanding capital stock of MAXM Systems Corporation ("MAXM"), a privately held company, in exchange for up to 1,137,115 shares of Boole & Babbage common stock. The transaction was accounted for using the pooling of interests method and the Company's consolidated financial statements for all prior periods have been restated to include the results of MAXM.

Revenue

The Company  derives  its  revenues  primarily  from the  licensing  of computer
software  programs,   the  sales  of  software  maintenance  services  and  from consulting and  educational  services.  The following  table shows  year-to-year percentage changes as reported; without the effect of currency rate changes; and
without the revenues of MAXM for all periods.
                                                          Without Currency                 Without MAXM
Growth Rates:                    As Reported                   Effect                         Results
-------------             --------------------------    ------------------------     -----------------------
Product Licensing           97 vs. 96     96 vs. 95     97 vs. 96     96 vs. 95    97 vs. 96     96 vs. 95
Product Group:
--------------
  Client/Server                4.9%         16.0%         13.2%         17.5%        43.6%         73.4%
  Mainframe                   18.0%          3.0%         26.4%          4.9%        26.4%          4.9%
                              -----         -----         -----         -----        -----         -----
                              14.4%          6.3%         22.7%          8.1%        30.2%         14.9%
                              =====         =====         =====         =====        =====         =====
Sales Channel:
--------------
  Domestic                    23.5%        (5.9%)         23.5%        (5.9%)        35.2%         17.9%
  International                9.8%         13.7%         22.3%         16.6%        27.8%         13.6%
                              -----         -----         -----         -----        -----         -----
                              14.4%          6.3%         22.7%          8.1%        30.2%         14.9%
                              =====         =====         =====         =====        =====         =====

Maintenance fees
and other                      3.8%          6.9%         10.6%          8.6%        15.0%          5.5%
                              =====         =====         =====         =====        =====         =====

Total revenue                  9.4%          6.6%         17.0%          8.3%        23.1%         10.3%
                              =====         =====         =====         =====        =====         =====

The effect of currency rates decreased the rate of revenue growth from 1996 to 1997 by 7.6%. This decrease is attributable to a 2% decrease in the German deutsche mark and a 1% decrease in the French franc, Japanese yen, Dutch guilder, Italian lira and Spanish peseta, respectively. All other currencies had an immaterial impact on revenue. Foreign currency rates decreased the rate of revenue growth from 1995 to 1996 by 1.7%. No individual currency had a significant impact on the rate of revenue growth.

Product Licensing

The Company licenses its products to customers for use on their computer systems. As is common in the industry, more than 50% of the Company's license revenue is derived from transactions that close in the last month of a quarter, which can make quarterly revenues difficult to forecast. And, since operating expenses are relatively fixed, failure to achieve projected revenues could materially affect the Company's operating results. This, in turn, could result in an immediate and adverse effect on the market price of the Company's stock.

Products

The Company anticipates that the Client/Server group of products will show higher growth rates for fiscal 1998. However, the Company competes with certain companies who have much greater financial and operational resources along with larger customer bases. This could allow those companies to bundle competing products with more established non-competing products in order to gain a marketing advantage. In addition, the Company is dependent on the success of its new Explorer family of Windows NT and Web-based products relating to its new Desired-State Management initiative. This initiative represents a significant expansion of the SpaceView, COMMAND/POST and Command MQ product lines. There is also a potential diversion of customers' business attention and project funding toward Year 2000 projects. Due to these factors, there can be no assurances that new or even existing products will achieve significant market acceptance or competitive success and thus contribute to revenue growth.

     Mainframe products include Plex products which enable customers to handle large groups of computer processors, particularly the parallel processing machines from IBM. In the mainframe market, industry analysts have projected that systems management spending will only grow at approximately 5% per year through the year 2000. They also project that while the majority of large data centers have adopted a sysplex strategy, mid-size data centers will not broadly adopt these parallel processors until 1998 or later. Thus, despite a flattish mainframe market, the Company's product licensing growth has benefited by data centers adopting this new technology. This has also helped to increase the number of competitive replacements which in 1997 accounted for approximately 16% of licensing revenue compared with approximately 11% in 1996. These occur primarily through multi-year licensing agreements which comprised approximately 50% of the licensing revenue in 1997 and 1996. Thus, future growth rates could be materially and adversely affected if these parallel processors do not gain significant market acceptance among the mid-size data centers, if the rate of successful competitive replacements slows, or if customer spending shifts away from traditional mainframes to technology platforms where the Company does not have significant product acceptance

     A price increase on selected products was implemented in January 1997, but did not have a significant effect on recognized revenue in 1997. Price changes during 1996 and 1995 were not significant.

Markets

Domestic:

Domestic licensing comprised 36.1%, 33.5% and 37.8% of total product licensing for 1997, 1996, and 1995, respectively. Domestic product licensing grew 23.5% overall in 1997 versus the decrease of 5.9% in 1996 which had resulted primarily from decreased productivity in the telesales group. For growth to continue in the domestic market, the company is dependent on continued productivity increases as well as the ability to generate larger size transactions, primarily through multi-year contracts and competitive replacements.

International:

In 1997, the Company's licensing from its international operations, comprised of foreign subsidiaries and marketing agents, increased 9.8% as a result of solid growth in all channels despite unfavorable currency exchange rates. In 1996, the Company's licensing from its international operations increased 13.7% as a result of strong growth in Europe which was somewhat offset by unfavorable currency exchange rates. Significant revenue in foreign currencies came from sales in Germany, France, Britain, Italy and Japan. Sales in each of these countries were between 5% and 11% of total revenue in 1997 and 1996. The Company has a hedging strategy to attempt to minimize the short-term impact of foreign currency fluctuations on its net asset position in foreign currencies. At September 30, 1997, the Company had approximately $50.4 million of open forward exchange contracts to hedge its foreign currency fluctuations on its net asset position. The Company had approximately $10.7 million of its net asset position unhedged. The Company does not have any commitments denominated in currencies other than the operation's functional currencies. In addition to the risks described above, since the majority of product licensing is derived from international markets, the Company's overall operations and financial results could be significantly and adversely affected by such international factors as changes in currency exchange rates and specific regional or country political and economic circumstances.

Maintenance Fees and Other

Maintenance revenue is generated from services the Company provides including technical support, product enhancements, system updates and user documentation. Maintenance revenue also includes maintenance services for an initial period ranging from six months to one year which is included in the initial charge when the Company licenses its software products under a long-term agreement. Thereafter on each anniversary date of the license, the customer may elect to renew its maintenance agreement with the Company. Customers may also elect to purchase advance maintenance at the time of product licensing for maintenance periods beyond the first year. Included in maintenance fees and other is revenue from consulting and educational services, computer services, hardware sales and royalties from IBM for the jointly developed CICS product. In July 1996, the Company entered into a long-term licensing agreement requiring IBM to make royalty payments, based upon their sales of the product, of up to approximately $10 million for the period from the fourth quarter of 1996 through the second quarter of fiscal 1999. The Company has recognized $5.4 million in revenue of which $4.3 million has been paid through September 30, 1997. Since there are no minimum generated amounts, actual royalties due to the Company may be significantly below the annual maximum amounts.

     The increases in maintenance fees and other are mainly the result of increased product licensing in the previous years combined with relatively high renewal rates and increased royalties from IBM under the July 1996 agreement.

     In both years, the maintenance revenue growth rates are lower than the licensing growth rates primarily as a result of fewer customer sites due to the consolidation of customer data centers; reduced revenue associated with customers' conversion to non-CPU specific pricing systems such as MIPS-based pricing; and higher discount levels offered by the Company on multiple-year maintenance packages.

     The Company anticipates that maintenance revenue in 1998 will increase due to the higher license revenue growth in 1997, although it will continue to be negatively impacted by reduced revenue associated with site consolidations, non-CPU specific pricing and discounted multiple-year maintenance packages.

     The Company must continue to generate new product licensing revenues and also continue to provide high quality maintenance support and upgrades to ensure future maintenance revenue increases.

Costs and expenses

The following table shows year-to-year percentage changes of costs and expenses, excluding acquisition and non-recurring costs, as reported; without the effect of currency rate changes; and without the costs and expenses relating to MAXM for all periods.

                                                          Without Currency                 Without MAXM
Growth Rates:                    As Reported                   Effect                         Results
                          --------------------------    ------------------------     -----------------------
                            97 vs. 96     96 vs. 95     97 vs. 96     96 vs. 95     97 vs. 96    96 vs. 95
Cost of product
licensing                       (2.1%)        18.4%          6.9%         20.1%         11.8%        20.4%

Cost of maintenance
fees and other                   1.4%          6.3%          7.9%          9.2%         21.7%         4.9%

Product development             11.4%          6.0%         13.0%          6.3%         17.8%        16.5%

Sales and marketing              4.4%          5.8%         11.2%          7.4%         19.7%         6.5%

General and
administrative                   0.6%          7.3%          5.1%          8.6%         14.4%         7.3%
                                -----         -----         -----         -----         -----        -----
       Total costs and
        expenses                 4.0%          7.1%         10.0%          8.7%         18.3%         8.9%
                                =====         =====         =====         =====         =====        =====

The effect of currency rates decreased the growth rate of costs and expenses from 1996 to 1997 by 6.0%. This decrease is attributable to a 2% decrease in the German deutsche mark and a 1% decrease in the French franc. All other currencies did not have a significant impact on the change in costs and expenses. Foreign currency rates decreased the growth rate of costs and expenses from 1995 to 1996 by 1.6%. No individual currency had a significant impact on the rate of growth of costs and expenses.

Cost of Product Licensing

Cost of product licensing consists primarily of royalties paid to independent software authors and amortization of purchased and internally developed software. In both years, the increases were primarily due to higher third-party royalties from increased third-party licensing in Europe and Japan. In the third quarter of 1996 there was a charge of approximately $1 million on the remaining royalty commitments on a third-party product. In general, fluctuations in the relationship of cost of product licensing to revenue are caused primarily by changes in licensing revenue mix, royalty agreements, and amortization of capitalized software.

Cost of Maintenance Fees and Other

Cost of maintenance fees and other consists primarily of cost of product maintenance support, royalties paid to independent software authors, amortization of purchased and internally developed software, the cost to provide educational and consulting services and costs related to certain computer services. In 1997, the increase was due primarily to higher third-party royalties in Europe as a result of the expiration of a reduced rate from a third-party vendor which was in effect from the second quarter of fiscal 1995 to the fourth quarter of fiscal 1996. Cost of educational and consulting services was up in proportion to the services revenue increase although this was partially offset by lower maintenance support costs. In 1996, the increase was primarily due to higher cost of educational and consulting services partially offset by lower maintenance support costs and software amortization. Software amortization was down due to write-offs in 1995 of certain software products and the full amortization of products purchased in July 1991. Maintenance support costs are down as a result of more efficient processes which allowed the redeployment of personnel to research and development ("R&D"). In general, fluctuations in the relationship of cost of maintenance fees and other to revenue are caused primarily by changes in maintenance revenue mix, educational and consulting revenue, maintenance support, royalty agreements, and amortization of capitalized software.

Product Development

In 1997, the increase in product development is primarily due to increased headcount and consulting costs. The increase in 1996 is due to higher personnel costs as headcount replacements were filled and certain maintenance support employees were transferred to R&D. The Company capitalizes development costs in accordance with Statement of Financial Accounting Standards No. 86. To the extent the Company capitalizes its product development costs, the effect is to defer such costs to future periods and match them to the revenue generated by the products. Product development expenses may fluctuate annually depending in part upon the number and status of internal software development projects.

Sales and Marketing

In 1997, the increase in sales and marketing was primarily a result of higher sales commissions on increased product licensing. In addition, 1997 had higher product marketing costs and international sales costs. The increase in 1996 is primarily a result of higher commissions on increased sales. Higher sales personnel costs internationally were partially offset by lower product marketing costs.

General and Administrative

The increase in costs in 1997 is primarily attributable to higher personnel and consulting costs, European facility costs and performance-based accruals. The increase in 1996 was primarily a result of a prior year lease termination credit combined with higher 1996 facilities costs for relocating certain European and Japanese offices.

Acquisition and Non-recurring Costs

During the second quarter of 1997, the Company had approximately $11.3 million of non-recurring costs comprised of $1 million of purchased R&D costs and $10.3 million of acquisition costs related to the purchase of MAXM. These acquisition costs consisted primarily of $4.0 million of termination costs related to reseller agreements, $2.8 million of employee costs, $1.6 million of costs related to closing redundant facilities and $1.9 million of legal, accounting, broker fees and other.

Interest and Other Income, Net

Interest and other income consists principally of interest income or expense and gain or loss from sales of investments, currency or disposal of assets. An increase of 62.7% over 1996 was primarily the result of higher interest income on more lease contracts receivable, lower interest expense as the MAXM line of credit was paid off in 1997 and less currency losses. The 44.4% increase in 1996 was primarily the result of more interest income as gross lease contracts receivable was higher and there was approximately $300,000 of gain on sale of investment securities versus a $300,000 loss in 1995. These increases were somewhat mitigated by higher currency losses. As further described in Note 1, the Company has a hedging program to attempt to reduce its exposure to currency fluctuations.

Income Taxes

The effective tax rates were 35.8%, 38.0%, and 30.4% for 1997, 1996 and 1995, respectively. Without the impact of non-deductible acquisition costs and pre-acquisition operating losses of MAXM, the effective tax rates were 28.5%, 28.0% and 30.0%, respectively. It is anticipated that the Company's effective tax rate in 1998 will approximate these non-acquisition related rates. The Company's effective tax rates before the valuation allowance for MAXM operating losses and non-deductible acquisition costs differ from the federal statutory rate primarily due to permanently invested earnings of foreign subsidiaries being taxed at rates lower than the federal statutory rate and tax credits for increased research and development. At September 30, 1997, the Company had carryforwards of MAXM's pre-acquisition federal net operating losses of approximately $43.8 million that will expire between 2003 and 2012.

Recent Accounting Pronouncements

        SFAS No. 128, "Earnings per share," was issued in February 1997 and is required for periods ending after December 15, 1997. It requires dual presentation of earnings per share ("EPS"); basic EPS and diluted EPS (see Note 1 of Notes to Consolidated Financial Statements).

     SOP 97-2, "Software Revenue Recognition," was issued in November 1997 and is required for periods ending after December 15, 1997. It provides guidance on applying GAAP in recognizing revenue on software transactions and the impact on the results of operations is not expected to be material.

Liquidity and Capital Resources

At September 30, 1997, the Company's cash, cash equivalents and short-term investments were $56,973,000. The Company continues to use installment payment plans to gain a competitive advantage during the sales process and had outstanding installment receivables of $124,792,000 at September 30, 1997. The Company periodically sells portions of installments receivables subject to limited recourse provisions. During 1997, the Company sold $8,140,000.

The Company continues to finance its growth through funds generated from operations. For the year ended September 30, 1997 net cash provided by operating activities before acquisition and non-recurring costs was $9,726,000. Acquisition and non-recurring expenses of $9,744,000 were paid in 1997. Net cash used in investing activities in 1997 was $7,690,000, primarily for internally developed and purchased capitalized software, acquisition of computers and related equipment and the purchase of equity securities. Cash provided by investing activities was due to net sales of short-term investments. Net cash provided by financing activities in 1997 was $7,628,000, primarily from the sale of lease contracts receivable, the exercise of employee stock options and stock purchases through the Employee Stock Purchase Plan. Cash used for financing activities relates to the Company's stock repurchase program and to debt payment.

        On July 30, 1997, a share repurchase plan was adopted which authorized the Company to acquire 500,000 shares of its common stock. The Company's previous stock repurchase plan was rescinded in accordance with pooling of interest accounting in connection with the MAXM acquisition. During fiscal 1997, the Company repurchased 85,000 shares of its common stock, 55,000 of which were purchased under the new plan, for an aggregate purchase price of $2,072,000.

        The Company continues to evaluate business acquisition opportunities that complement its strategic plans and believes existing cash balances and funds generated from operations will be sufficient to meet its liquidity requirements for the foreseeable future.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st of March 1999.

                    BOOLE & BABBAGE, INC.


               By:  /s/ Arthur F. Knapp, Jr.
                    ---------------------------------
                    Arthur F. Knapp, Jr.
                    Chief Financial Officer
                    (Principal Financial and Accounting Officer)

          *                                               *

-----------------------------                 ---------------------------------
Johannes S. Bruggeling                        Terry R. McGowan
Executive Vice President and Director         Director


          *                                               *

-----------------------------                 ---------------------------------
Raymond E. Cairns                             Paul E. Newton
Director                                      President and Director


          *                                               *

-----------------------------                 ---------------------------------
Franklin P. Johnson, Jr.                      David B. Wright
Chairman of the Board of Directors            Director


* By: /s/ Arthur F. Knapp, Jr.
      -----------------------
      Arthur F. Knapp, Jr.
      Attorney-in-Fact